Form 10-K
period 2024-12-31
Satellogic Inc.
filed 2025-03-26
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-41247
__________________________
Satellogic Inc.
(Exact name of Registrant as specified in its charter)
__________________________

Delaware	98-1845974
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Delburg Street

Davidson,	North Carolina	28036

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(704)	894-4482
__________________________
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SATL	The Nasdaq Capital Market
Warrants	SATLW	The Nasdaq Capital Market
Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.      Yes  ☐      No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting over Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34,706,951 based on the closing sales price as reported on the Nasdaq Capital Market.

As of March 14, 2025, there were 83,474,479 shares of Class A common stock, 13,582,642 shares of Class B common stock, and 49,184,815 warrants to purchase Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 26, 2025, we changed our jurisdiction of incorporation, domesticating as a corporation incorporated under the laws of the State of Delaware and discontinuing as a business company with limited liability incorporated under the laws of the British Virgin Islands (the “Domestication”). As a result of the Domestication, each of our issued and outstanding Class A ordinary shares (“BVI Class A Ordinary Shares”) and Class B ordinary shares (“BVI Class B Ordinary Shares,” and together with the BVI Class A Ordinary Shares, our “BVI Ordinary Shares”) and warrants to purchase Class A ordinary shares (“BVI Warrants”) automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock, shares of Class B common stock and warrants to purchase Class A common stock, respectively. Accordingly, all references to our BVI Ordinary Shares and BVI Warrants in prior filings have been retroactively renamed as “common stock” and “warrants” in this Annual Report on Form 10-K.

DEFINED TERMS
Unless defined elsewhere in this Annual Report on Form 10-K (this “Report”), the following terms shall be defined as follows:
“$8.63 Warrants” means warrants to purchase Class A common stock at an exercise price of $8.63 per share which warrants, when issued, had an exercise price of $11.50 which was reduced pursuant to the terms of the warrants consisting, as of the issuance date, of (a) 8,333,333 Public Warrants, (b) 333,333 warrants issued to Sponsor in exchange for CF V warrants purchased by Sponsor pursuant to the Forward Purchase Contract and (c) 200,000 warrants issued to Sponsor in exchange for warrants purchased by Sponsor in a private placement in connection with the Merger transaction.
“Board” means the board of directors of Satellogic Inc.
“Borrower” means Nettar Group Inc., a subsidiary of the Company.
“BVI” means the British Virgin Islands.
“BVI Act” means the BVI Business Companies Act, (As Revised).
“Cantor” means Cantor Fitzgerald L.P., a Delaware limited partnership and an affiliate of the Sponsor, CF&Co. and, prior to the consummation of the Merger, CF V.
“CF V” means CF Acquisition Corp. V, a Delaware corporation, now known as “Satellogic V Inc.”
“CF&Co.” means Cantor Fitzgerald & Co., a New York general partnership and an affiliate of the Sponsor.
“CF Securities” means Cantor Fitzgerald Securities, a New York general partnership and an affiliate of the Sponsor.
“Class A common stock” means Class A common stock , par value $0.0001 per share.
“Class B common stock” means Class B common stock , par value $0.0001 per share.
“Closing” means the closing of the Merger.
“Code” means the Internal Revenue Code of 1986, as amended.
“Company” means Satellogic Inc.
“Columbia Loan” means the Loan and Security Agreement, dated March 8, 2021, by and between Columbia River Investment Limited, a BVI company, and us.
“Columbia Warrant” means the warrant issued to Columbia River Investment Limited pursuant to the Columbia Loan.
“Common stock” means our Class A common stock and our Class B common stock.
“EO” means earth observation.
“EO services” means geospatial intelligence, imagery and related data analytic products and services.
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“Forward Purchase Contract” means that certain amendment and restatement of the forward purchase contract, dated January 28, 2021, by and between CF V and the Sponsor pursuant to which the Sponsor agreed to purchase, and we agreed to issue and sell to the Sponsor, 1,250,000 Class A common stock (subject to adjustment) and 333,333 warrants.
“GEO” means geostationary earth orbit satellites.
“Holder Representative” means Acquiom Agency Services LLC.

“IRS” means the U.S. Internal Revenue Service.
“LEO” means low earth orbit satellites.
“Liberty Letter Agreement” means the Amended and Restated Letter Agreement, dated as of February 10, 2022 by and among Satellogic Inc., Liberty Strategic Capital (SATL) Holdings, LLC and CFAC Holdings V, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699) and referenced as Exhibit 10.13 to this Report).
“MEO” means medium earth orbit satellites.
“Merger” means the Transactions consummated pursuant to the Merger Agreement.
“Nasdaq” means The Nasdaq Capital Market.
“NOAA” means the U.S. National Oceanic and Atmospheric Administration.
“Note Purchase Agreement” means that certain Note Purchase Agreement, dated April 12, 2024, by and among the Company, the Borrower, the Holder Representative, and the Purchaser signatory thereto.
“Common stock” means our Class A common stock and our Class B common stock.
“PIPE Investment” means the sale of Class A common stock pursuant to PIPE Subscription Agreements in a private placement that occurred concurrently with the Closing.
“PIPE Investors” means investors that subscribed for Class A common stock in the PIPE Investment.
“PIPE Subscription Agreements” mean the Subscription Agreements, dated as of July 5, 2021, by and among CF V, the Company and the PIPE Investors.
“PIPE Warrant Agreement” means that certain Assignment, Assumption and Amendment Agreement, dated January 25, 2022, by and among the Company, CF V and Continental Stock Transfer & Trust Company governing the PIPE Warrant, which amended the Public Warrant Agreement.
“PIPE Warrant” means the warrants to acquire 2,500,000 shares of Class A common stock at a purchase price of $20.00 per share.
“Promissory Note Waiver Letter” means that certain Waiver Letter, dated January 18, 2022, by and between the Company and CF Securities.
“Public Warrant Agreement” means that certain Warrant Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company governing the $8.63 Warrants.
“Public Warrants” means warrants to purchase our Class A common stock that are listed to trade publicly on Nasdaq.
“Purchaser” means Tether Investments Limited.
“R&D” means research and development.
“SEC” means the United States Securities and Exchange Commission.
“Secured Convertible Notes” means the $30 million in aggregate principal amount of floating rate secured convertible promissory notes issued pursuant to the Note Purchase Agreement.
“Securities Act” means the United States Securities Act of 1933, as amended.
“SOFR” means the Secured Overnight Financing Rate.

“SpaceX” means SpaceX Exploration Technologies Corp.
“SpaceX Agreement” means that certain Multi-Launch Agreement, dated April 5, 2022, by and between the Company and SpaceX, as the same may be amended, supplemented or otherwise modified from time to time.
“Sponsor” means CFAC Holdings V, LLC, a Delaware limited liability company.
“Transactions” means the transactions contemplated by the Merger Agreement or any of the ancillary agreements related thereto.
“U.S. dollar,” “$” or “USD” each refers to the United States Dollar.
“U.S. GAAP” means accounting principles generally accepted in the United States of America.
“Warrants” means, jointly, the Columbia Warrants, the PIPE Warrants, the Liberty Warrants, the Liberty Advisory Fee Warrant, and the $8.63 Warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains “forward-looking statements” within the meaning of the U.S. federal securities laws. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us and include statements concerning, among other things, our plans, strategies and prospects, both business and financial. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot give any assurance that we either will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements.
Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future results to differ materially from the forward-looking statements in this Report, including but not limited to:

•our ability to generate revenue as expected;

•our ability to effectively market and sell our EO services and to convert our pipeline of potential contracts into actual revenues;

•risks related to the Secured Convertible Notes;

•the potential loss of one or more of our largest customers;

•the considerable time and expense related to our sales efforts and the length and unpredictability of our sales cycle;

•risks and uncertainties associated with defense-related contracts;

•risks related to our pricing structure;

•our ability to scale production of our satellites as planned;

•unforeseen risks, challenges and uncertainties related to our expansion into new business lines;

•our dependence on third parties, including SpaceX, to transport and launch our satellites into space;

•our reliance on third party vendors and manufacturers to build and provide certain satellite components, products, or services, and the inability of these vendors and manufacturers to meet our needs;

•our dependence on ground station and cloud-based computing infrastructure operated by third parties for value added services, and any errors, disruption, cybersecurity incidents, performance problems, or failure in their or our operational infrastructure;

•risk related to certain minimum service requirements in our customer contracts;

•market acceptance of our EO services and our dependence upon our ability to keep pace with the latest technological advances, including those related to artificial intelligence and machine learning;

•our ability to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or our ability to successfully integrate acquisitions;

•competition for EO services;

•challenges with international operations or unexpected changes to the regulatory environment in certain markets;

•unknown defects or errors in our products;

•risk related to the capital-intensive nature of our business and our ability to raise adequate capital to finance our business strategies;

•uncertainties beyond our control related to the production, launch, commissioning, and/or operation of our satellites and related ground systems, software and analytic technologies;

•the failure of the market for EO services to achieve the growth potential we expect;

•risks related to our satellites and related equipment becoming impaired;

•risks related to the failure of our satellites to operate as intended;

•production and launch delays, launch failures, and damage or destruction to our satellites during launch;

•significant risks and uncertainties related to our insurance that may not be covered by insurance;

•the impact of natural disasters, unusual or prolonged unfavorable weather conditions, epidemic outbreaks, terrorist acts and geopolitical events (including the ongoing conflicts between Russia and Ukraine, in the Gaza Strip and the Red Sea region) on our business and satellite launch schedules; and

•the anticipated benefits of our Domestication may not materialize.
Risks, uncertainties and events may cause actual results to differ materially from the expectations described in our forward-looking statements.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the Risk Factor Summary below, Part I, "Item 1A. Risk Factors" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of this Report, as well as in our Consolidated Financial Statements, related notes, and the other information appearing in this Report and our other filings with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company can give no assurance that it will achieve its expectations.

PART I

ITEM 1. BUSINESS

History and Development of the Company

We were incorporated under the laws of the BVI on June 29, 2021, solely for the purpose of effectuating the Merger, which was consummated on January 25, 2022. See “Merger Transaction” below for further details of the Merger. The Domestication was consummated on March 26, 2025. See “Domestication” below for further details.
We own no material assets other than our interests in Nettar and do not operate any business other than through Nettar, our wholly owned subsidiary. Nettar is a BVI business company incorporated in the BVI as a company limited by shares. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of Nettar’s principal capital expenditures for the years ended December 31, 2024 and 2023. Except for capital expenditures in the ordinary course of business, there are no other material capital expenditures or divestitures currently in progress as of the date of this Report.
Nettar was the holding company of the Satellogic Group (the “Group”) prior to the Merger and was incorporated on October 7, 2014, under the laws of the BVI as an International Business Company.
The mailing address of our principal executive office is 210 Delburg Street, Davidson, NC 28036, US and our telephone number is 01 704-894-4482. Our principal website address is www.satellogic.com. The information contained on, or accessible through, our website is not incorporated by reference into this Report, and you should not consider it a part of this Report.
Our strategy consists of three unique business lines: Asset Monitoring, Constellation-as-a-Service (“CaaS”), and Space Systems. Our Asset Monitoring business involves both government and commercial customers tasking our satellites around the world with monitoring assets and keeping up with their changing reality. Our CaaS business offers governments around the world the ability to control satellites on top of specific areas of interest. Our Space Systems business involves satellite sales and support, to meet the needs of customers interested in our technology and capability that also have a need or desire to own the satellites being utilized to collect data.
On May 6, 2022, we entered into an Investment Agreement with Officina Stellare S.p.A. (“OS”), a company engaged in the design and production of telescopes and opto-mechanical and aerospace instrumentation for ground and space-based applications, to purchase 5% of OS’s outstanding common shares for $3.7 million. Additionally, OS issued 524,715 stock warrants, giving us the right to convert each warrant into a single common share over a period of up to 36 months. Emiliano Kargieman, our Chief Executive Officer, was appointed to the OS board of directors. The investment was completed on September 30, 2022. OS is also a supplier of telescopes to the Company.
In January 2021, we signed a Rideshare Multi-Launch Agreement with SpaceX, our preferred rideshare launch provider, and in April 2022, we secured launch capacity for our next 68 launches with SpaceX via the SpaceX Agreement. At December 31, 2024, we had 46 launch slots remaining and we continue to work with SpaceX to schedule upcoming satellite launches.
Merger Transaction
On January 25, 2022 (the “Closing Date”), we consummated the Transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement” ), by and among Satellogic, CF V, a Delaware corporation, now known as “Satellogic V Inc., Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of Satellogic and Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of Satellogic.
The Merger resulted in cash proceeds of $168 million, after Transaction expenses and debt repayment, through the contribution of cash held in CF V’s trust account, net of redemptions by CF V’s public stockholders, and a concurrent PIPE offering (“2022 PIPE”) led by SoftBank’s SBLA Advisers Corp. and CF&Co., among other institutional investors, together with the Liberty Investment. See Note 4 (Reverse Recapitalization) to the Consolidated Financial Statements for additional details.
On January 26, 2022, our Class A common stock began trading on Nasdaq under the ticker symbol “SATL” and our warrants began trading on Nasdaq under the ticker symbol “SATLW”.
Domestication
On March 26, 2025, we filed with the Secretary of State of the State of Delaware a certificate of corporate domestication and a certificate of incorporation of a Delaware corporation with the name “Satellogic Inc.”, as well as filed with the Registrar of Corporate Affairs in the BVI a notice of the Company’s continuance out of the BVI, pursuant to which we domesticated and are continuing as a Delaware corporation. On the effective date of the Domestication, each of our BVI Ordinary Shares and BVI Warrants automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock, Class B common stock and warrants to purchase Class A common stock, respectively.

Company Overview
We were founded in 2010 to help solve some of the greatest challenges of our time: resource utilization and distribution. From tradeoffs between food, energy and water supplies, to monitoring the impact of natural disasters, global health and humanitarian crises in the midst of a looming climate emergency, access to a continually refreshed source of global, high-quality data is critical to confronting some of the world’s most crucial issues. We are committed to creating a fully automated and searchable EO catalog, and we believe we are uniquely positioned to provide the data that is critical to better inform decision-making aimed at addressing these challenges.
We are the first vertically integrated geospatial company, and we are building the first scalable, fully automated EO platform with the ability, when scaled, to remap the entire planet at both high-frequency and high-resolution, providing accessible and affordable solutions for our customers. We plan to democratize access to geospatial data by providing planetary insights at what we believe to be the lowest cost in the industry, ultimately driving better decision-making across a broad range of industries including agriculture, forestry, energy, financial services, and cartography.
We have created a highly scalable, vertically integrated and competitive operating model. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities. This vertical integration provides a significant cost advantage, enabling us to produce and launch satellites for less than one-tenth the cost of our competitors on average. Additionally, we own all our key intellectual property, and our patented technology allows us to capture approximately 10x more imagery than our competitors on average. Taken together, we are achieving over 60x better unit economics than our closest peers in the NewSpace (as defined below) sector and more than 100x better unit economics than legacy competitors. Additionally, we believe we are well-positioned to compete effectively in the existing EO market that is currently supply-constrained and consists primarily of government and defense and intelligence (“D&I”) customers. At December 31, 2024, we had 23 commercial satellites in orbit. As of the date of this Report, we have 22 satellites in orbit, of which 20 are operational and two are being used for testing. Over the near term, we will take a measured approach to expanding our constellation, with our long term vision to reach a constellation size of approximately 200 satellites and to have the capability to conduct daily remaps of the entire planet.
Our strategy is focused along three distinct business lines: Asset Monitoring, CaaS, and Space Systems. These business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.
In August 2023, we strategically realigned our business in an effort to capture high value opportunities in the U.S. market, focusing resources on what we believe to be our highest growth opportunities, while sustaining core customers and operating a lean organization. As part of this strategic realignment, we consummated the Domestication.
We continue to expect that our Asset Monitoring business will represent the most predictable revenue stream, and we anticipate that it will be among the primary drivers of the business going forward. Every day, both government and commercial customers task our satellites around the world to monitor assets and keep up with their changing reality. D&I customers look at ports, airfields or build-up of military equipment; mining companies monitor the environmental impact of their operations; and insurance companies are interested in building baselines and quickly assessing property damage as it occurs. With the largest available sub-meter capacity, high quality imagery and superior unit economics, we can support a growing number of customers around the world.
Our CaaS business offers governments around the world the ability to control satellites above specific areas of interest. We anticipate that our CaaS line of business will, over time, provide us with a strong recurring-revenue base in the government and D&I market.
Our Space Systems business is effectively satellite sales and support for customers that have a need or desire to own the satellites being utilized to capture imagery. As such, Space Systems leverages our ability to quickly build and launch high quality, sub-meter satellites at a low cost for these customers. We have built a vertically integrated satellite manufacturing capability that is critical in achieving our low-CAPEX cost and ultimately reaching our unit-economic targets for our Asset Monitoring business. Vertical integration enables us to manage our supply chain and navigate evolving global supply issues and challenges with minimal adverse impact to our satellite manufacturing schedule. Our fast satellite build-to-launch cycles can progress from purchase order to commissioning in orbit in as little as eight months.
Information (in thousands) about our revenue by geography is as follows:

	Year Ended December 31,
	2024	2023
Revenue by geography (1)
North America	$7,904	$3,475
Europe	2,631	2,113
Asia Pacific	2,322	4,422
South America	13	$64
Total revenue	$12,870	$10,074
(1)Revenue by geography is based on the geographical location of the customer.

Recent Developments

Multi-Year Satellite Imagery Contract

On February 6, 2025, the Company entered into an agreement with Telespazio Brasil, a subsidiary of Telespazio S.p.A., pursuant to which the Company will provide low latency satellite imagery for the Brazilian Air Force for defense and security operations within the Brazilian territory.

Sales Agreement

On December 20, 2024, the Company entered into a Controlled Equity Sales Agreement (the “Sales Agreement”) with CF&Co. (the “Sales Agent”), acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock of the Company, par value $0.0001 per share, having an aggregate offering amount of up to $50,000,000. On December 20, 2024, pursuant to the Sales Agreement, the Company filed a prospectus supplement, including an accompanying base prospectus, dated December 20, 2024, forming a part of its effective registration statement on Form F-3 (File No. 333-283719), initially filed with the SEC on December 10, 2024.

On February 12, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Amended Sales Agreement”) with CF&Co. and Northland Securities, Inc. (“Northland” and, together with CF&Co., the “Sales Agents” and, each, a “Sales Agent”), pursuant to which Northland was added as an additional Sales Agent in connection with the Company’s offer and sale, from time to time, through the Sales Agents, of its Class A common stock, having an aggregate offering amount of up to $50,000,000. The Amended Sales Agreement did not increase the amount of Class A common stock that may be offered and sold by the Company under the original Sales Agreement entered into between the Company and CF&Co. on December 20, 2024. On February 13, 2025, pursuant to the Amended Sales Agreement, the Company filed a supplement, dated February 12, 2025, to the prospectus supplement, forming a part of its effective registration statement on Form F-3 (File No. 333-283719), initially filed with the SEC on December 10, 2024.

The Company intends to amend and restate the Amended Sales Agreement with the Sales Agents in order to replace references to BVI Class A Ordinary Shares with references to Class A common stock, along with other conforming changes to reflect the consummation of the Domestication.

Tasking Partnership

On December 11, 2024, the Company entered into a tasking, data licensing and distribution agreement with Maxar Intelligence (Maxar), pursuant to which the Company granted Maxar exclusive rights to task the Company’s high-revisit constellation and use its cost-effective satellite imagery to support national security missions for the U.S. government and select U.S. partners internationally.

PIPE Financing Transaction

On December 8, 2024, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Company issued in a private placement 3,571,429 shares of Class A common stock to the Purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000.

Board of Director Changes

On November 25, 2024, Howard Lutnick, a member of our Board, notified the Company of his decision to voluntarily resign from the Board, effective immediately. Mr. Lutnick’s resignation followed his recent nomination and subsequent confirmation to serve on the cabinet of the President of the United States as the Commerce Secretary. Mr. Lutnick’s decision to resign was not a result of any disagreement with the Company, the Company’s management or the Board. In connection with Mr. Lutnick’s resignation, the Company reduced the size of its Board from nine directors to eight directors.

On September 4, 2024, we announced the election of Kelly Kennedy to the Board as a Class III Director, and Ms. Kennedy was subsequently reelected by stockholders at the Company’s annual stockholders meeting on December 20, 2024, with a term expiring at the Company’s next annual meeting. Ms. Kennedy serves as chair of the Audit Committee of the Board.

The Company also announced the retirement of Bradley Halverson from his position as a Class III Director of the Board and as Chair of the Audit Committee. Mr. Halverson’s decision to retire was not a result of any disagreement with the Company, the Company’s management or the Board.

NASA’s Commercial SmallSat Data Acquisition Program

In September 2024, we announced that we were selected as one of eight recipients of NASA's Commercial SmallSat Data Acquisition Program (CSDA) On-Ramp1 Multiple Award contract, with a maximum cumulative value of $476 million for all award winners.

Under the CSDA On-Ramp1, Satellogic will provide NASA with high-resolution multispectral imagery under a multiple-award contract in effect until November 15, 2028. The program aims to offer NASA a cost-effective solution for augmenting or complementing the Earth observation data gathered by the agency, other U.S. government entities, and international agencies. We believe this data will be pivotal in efforts to understand and mitigate the effects of climate change, monitor environmental trends, and improve various applications that benefit humanity.

Market Overview
Existing terrestrial methods and high-resolution satellites utilized for obtaining EO imagery have several critical shortcomings and have had limited commercial applicability to date. The manner in which actionable data is collected is extremely inefficient. Whether by helicopters, drones, planes, Internet of Things (“IoT”) sensor networks, or what we most commonly do, the boots-on-the-ground data collection today is extremely inefficient and very costly and not scalable.
Satellites in sun-synchronous LEO are, in fact, particularly well-positioned to collect data over the surface of the earth. A satellite will orbit the planet every ninety minutes, and the earth is spinning under it, so a single satellite will eventually remap the entire surface of the earth—adding a constellation of these satellites increases the frequency of remaps.

The existing high-resolution EO satellites, our legacy competitors, are not well-suited to do this because the technology they are utilizing is simply too expensive and the economic use case, we believe, is not viable for broad, commercial application. Our legacy competitors must task their satellites for specific customer demands and price the imagery relative to the cost of the underlying satellite, which is quite expensive. Thus, the existing EO market is relatively small and generally limited to governments and D&I customers such as the United States Government (USG) and other prominent government D&I agencies with space-based intelligence, surveillance, and reconnaissance (ISR) requirements, that can afford to pay the price charged by our competitors.
We operate in the “NewSpace” sector, which refers to the increased commercialization and privatization of the space sector. There are a few NewSpace companies trying to build satellites for imaging at a low cost, but they essentially fall into two categories: they either do not have sufficient resolution or they are forced to effectively trade resolution for capacity. In either case, they are limited in terms of image capture and thereby unable to remap the entire surface of the earth at high resolution with unit economics that are competitive with our own. We believe we have addressed these problems through technology innovation and vertical integration.
Over the long term, we plan to leverage our superior unit economics and put enough satellites in orbit to remap the entire surface of the earth in high-resolution on a daily basis and, in doing so, we expect to completely reshape the business model for high resolution EO as well as a number of adjacent or alternative technologies being utilized today that are considerably less efficient (e.g., drones, helicopters, planes). By remapping the entire world every day, we will be able to deliver our data to customers at near zero marginal cost. This will effectively allow us to price our data based upon the value we create in each customer’s value chain as opposed to the current model whereby the pricing is inextricably linked to the high cost of the satellite. This is what we believe will allow us to expand the market for high resolution EO and tap into an estimated $140 billion market opportunity.
Beyond the EO market opportunity we continue to focus on addressing the growing market of satellite manufacturing and sales. This global market opportunity spans across both government and commercial organizations. Within the government segment, the opportunity covers both civil and unclassified defense programs. Research suggests there are approximately 80 countries and approximately 80 commercial organizations with investments into EO related programs. A leading research firm assessed the market value of global satellite manufacturing and sales to be approximately $76 billion between 2021 - 2030.
Competitive Advantage
We see the satellite imagery industry as mainly divided between incumbents and next generation companies offering electro-optical Earth imagery from space-based assets. Incumbent companies in the satellite imagery industry traditionally maintain a small fleet of large, expensive satellites. These satellites operate on a one-to-one tasking model, meaning each satellite is dedicated to fulfilling a single specific request at a time. These high-cost satellites typically capture very high-resolution imagery, primarily catering to the needs of national governments and established sectors that have traditionally relied on satellite imagery.
In contrast, we seek to develop and deploy satellites that are significantly less expensive and physically smaller than those used by the incumbent providers. We believe this enables us to rapidly and substantially grow the number of satellites we operate in Earth's orbit, establishing large constellations capable of frequent and comprehensive Earth observation at a fraction of the cost.
We believe that we are well-positioned to compete with legacy satellite providers and NewSpace geospatial data providers. Our competitive advantages revolve around unit economics, design and technology, vertically integrated structure, efficient build-to-launch cycle, and high frequency remaps. Key elements of our competitive advantages include the following:
•Superior Unit Economics. With estimated 60 to 120 times better unit economics than our competitors, we plan to put enough satellites in orbit to collect data over the entire surface of the planet continuously, first with weekly and eventually daily remaps, and deliver this data to customers at near zero marginal costs. By delivering data to customers at near zero marginal cost, we expect to be able to price our services based on the value that we create for our customers within their value chain and not on the cost of data acquisition (e.g., satellite cost, launch). This is a critical element of our business model and what we believe to be a paradigm shift in high resolution EO imagery that is made possible by our superior unit economics.
•Superior design and technology. The principal challenge associated with collecting well-exposed, high-resolution imagery from orbit is that the satellite is moving at approximately 27,000 kilometers per hour (or seven kilometers per second). Legacy satellite operators have solved this problem by using a telescope with a very large aperture that allows them to collect well-exposed images that have no blur. These satellites are extremely expensive to build and launch. Conversely, our NewSpace competitors attempt to solve this problem with a small platform relying on a series of methods that will ultimately drive a trade-off between the resolution achieved and the capture capability. Our solution to this challenge is centered around our patented and unique camera design that utilizes adaptive optics allowing us to collect approximately 10 times more data from orbit than any of our competitors using a smaller aperture. Additionally, our camera design has afforded us the ability to create a compact satellite design resulting in three times lower mass and lower launch costs when compared to one of our NewSpace competitors.
•Vertically integrated. We are a vertically integrated company, and we design our satellites and all of their subsystems, including onboard computers, propulsion system, telescopes, cameras, radios, sensors and actuators. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We then assemble, integrate and test the components and satellites in our facilities. By designing every core component with our specific mission in mind (as compared to sourcing non-mission specific components built for a wide range of applications as our competitors do), we lower the cost of our materials by a factor of 10x. Our cost to deploy a high-resolution imaging satellite in orbit today, including launch costs, is approximately $1 million compared to our NewSpace competitors’ average cost of approximately $10 million with an average of 10x less capacity.
•Efficient build-to-launch cycle. Our fast build-to-launch cycles allow us to go from a signed contract to a satellite delivered in orbit in less than eight months, a first in this industry. The fast turn-around and the appealing technical characteristics of our satellites paired with their low cost create a valuable alternative for customers looking to increase their in-orbit capacity quickly, or for customers looking to build an inventory of assets to lower response times in the face of emergency.
•High frequency remaps. When we reach weekly remaps, we expect to provide approximately 80% of the global supply of high-resolution imagery in the market at near zero marginal cost, effectively consolidating supply, which will allow us to also consolidate demand on our platform. We believe this will create a significant disincentive for any competitor to build infrastructure to do the same. In addition, we believe that the archive of everything that is happening on the planet on a daily basis, in high resolution, will allow us, our partners and customers to train better artificial intelligence (“AI”) algorithms. By doing so, we expect to serve customers on a larger scale which will allow for the improvement of these algorithms at a faster pace, thereby creating a network effect on the accumulation of archived data that we plan to build in our catalog.
We believe that these characteristics—the near zero marginal cost for data distribution, the consolidation of demand on the network and the network effects on the accumulation of data in our catalog—will uniquely position us to capitalize on the significant total addressable market (“TAM”) opportunities.
Growth Strategies
We plan to democratize access to geospatial data by providing planetary insights at what we believe to be the lowest cost in the industry, which we expect will ultimately drive better decision-making across a broad range of industries. Our growth strategy is driven by the following objectives:
•Leverage expertise in low-cost manufacturing of EO satellites for sale into high-growth government markets across Asia, Africa, Middle East and South America.
•Pursue opportunities within the U.S. market, including competing for USG and allied contracts, which we believe we are well positioned for following the Domestication.
•Expand the high resolution EO market and democratize access to data for the commercial market.
•Continue investment in R&D to innovate product offerings and satellite re-design.
•Leverage our modular satellite design, multiple-payload systems, scaled manufacturing and satellite operations to deliver novel data streams and services from orbit.
•Pursue strategic acquisitions and partnerships to enhance our go-to-market ("GTM") strategy, while seeking complementary technologies and further vertical integration within our supply chain.

Through our products and service offerings, we intend to derive substantially all of our near-term revenues by providing EO services, satellite sales and related services to governments. In the longer term, we intend to expand our operations to serve commercial customers in a variety of markets and industries.
Existing high-resolution EO market (Government and D&I)
The receipt of government and D&I contracts is part of our growth strategy. The existing high-resolution EO market is predominantly composed of government and D&I customers. We can serve these customers today with our fleet of 22 satellites currently in orbit, of which 20 satellites are currently operational, and two are being used for testing. The existing high-resolution EO market is supply-limited as a consequence of global capacity constraints and increasing demand. As a result, we have been successful in building a strong pipeline for the existing EO market. Our pipeline consists of contracts which are in negotiations or early discussions, and we can offer no assurances that such negotiations or discussions will result in a signed contract or any revenue. Many of these customers tend to buy through large, multi-year contracts and typically through a multi-step, outbound sales cycle.
We believe that most of these customers are interested in data that can be delivered with low latency and very high quality across our three lines of business, which we are well positioned to deliver.
We are approaching this market through direct sales as well as a network of distributors and partnerships in strategic regions across the globe. While we expect this market will reflect the majority of our revenue for the next two to three years and provide operational cash flow to assist in financing our constellation, we expect that our commercial platform will ultimately be significantly larger as we scale up our constellation due simply to its larger TAM.
Space Systems, our line of business which we believe presents a substantial growth opportunity, is designed to enable us to sell our satellites directly to select customers to whom satellite ownership is important. We believe our strong intellectual property and technology portfolio, fast build-to-launch cycles, and lower cost of ownership, provides an attractive offer for our customers looking to increase their in-orbit capacity quickly, or for customers looking to build an inventory of assets to lower response times in the face of an emergency. Although this line of business has inherent risks as discussed in Item 1A. “Risk Factors,” we believe that Space Systems will enhance our ability to effectively compete in the existing EO market.
Commercial Platform
Our longer-term strategy focuses on our commercial platform, which we expect will take full advantage of our constellation’s ability to capture high-resolution imagery at near zero marginal cost and build a catalog of the entire planet beginning with monthly remaps and progress first towards weekly remaps and, ultimately, daily remaps. This is a Software as a Service (“SaaS”) platform through which we plan to offer customers the ability to purchase imagery and data analytics specific to their vertical market (e.g., agriculture, forestry, energy, financial services, cartography). We expect our SaaS economics will allow us to charge customers according to the value our data provides within each customer’s value chain, whether that is a multi-billion-dollar energy company or a farmer in the Midwestern region of the United States. We expect this platform will allow us to expand the current addressable market for high-resolution EO data and unlock a significant TAM opportunity. As our business develops, we expect that our governmental and D&I customers will become a smaller percentage of our customer base and, over the long-term, that the commercial platform will constitute a significant amount of our revenues.
We have conducted a number of pilot trials that we believe validate our solutions in a variety of verticals, including agriculture, forestry, energy and infrastructure. These trials demonstrated that our solutions can successfully replace other sources of data being provided by airplanes, drones, helicopters, IoT sensor networks, etc. and that these customers are willing to purchase the data we collect at an attractive price point for our solutions. We have used this information from these pilot trials to identify an immediately addressable market which we believe will be approximately $40 billion in size once we reach weekly remaps.

Commercial Market Opportunities

Use cases for this immediately addressable market might include:
•Monitoring hydroelectric plants in high frequency to build predictive models of energy output as well as drainage in the reservoir from the surrounding basin
•Oil field and pipeline monitoring
•Precision agriculture
•Supply chain management (agriculture)
•Tree counting (forestry)
•Crop management (agriculture & forestry)
•Planning for renewable energy projects
•Precise estimation of commodities output
•Yield prediction and harvesting (agriculture & forestry)
•Energy output
•Mineral output
•Geospatial risk modeling (e.g., flood, drought, fire, environmental)
•Real time impact assessment, disaster management and claims estimation (e.g., storm damage, earthquakes, forest fires, oil spills)
•Real time planetary health
•Sea level, temperature and acidity
•Fractures in polar ice caps
•Global temperature
•Water distribution
•Monitoring illegal activities (e.g., deforestation, mining, poaching, smuggling)

We believe the key to unlocking this TAM lies in the ability to monitor the planet at both high resolution and high frequency and deliver this data to customers at the right price. Overall, this is how we see the market growing as we increase the frequency of data that once scaled, we expect to deliver at near zero marginal costs.
We plan to deliver our commercial data through our self-service platform and other third-party platforms via a subscription that reflects the end use of the data (vertical) and intrinsic value (geography, freshness) of the data, bundling analytics-ready data with vertical-specific semantic layers to enable quick integration of the data into our customers’ and partners’ processes, thereby enabling faster adoption. We believe this strategy will allow customers to quickly advance their own geospatial analytics capacity by leveraging a productized version of our data layers and data platform. Beyond raw imagery data and other sources of data that we can collect from our satellites, we are building a catalog of geospatial layers from other sources, and processing and augmenting all of these to produce a growing set of derived layers, with increasing complexity and value-add, that are made available as data-services to our customers. Our approach will allow us, our partners and customers to prototype and iterate on geospatial AI/Machine Learning models trained on our unique datasets, and then quickly roll out results into production systems. We intend to commercialize this platform and allow clients to use it to address their needs on their own.
Target commercial customers for our data are companies with their own internal geospatial analytics needs and capabilities as well as value-added service providers serving corporate and government customers worldwide from marketplaces to analytics providers. Subscriptions to the platform will be driven by the demand for our unique data set of high-resolution daily captures and derived insights. We plan to combine direct sales efforts to large customers in target verticals with partnerships with geospatial service providers and imagery data distributors to reach the long tail of geospatial data and analytics consumers. We expect that as our constellation grows and affordable high-resolution imagery and its derivatives become more frequent, new applications and markets will be created.
Driven by our unique, sub-meter resolution, we believe our data sets when scaled will cover up to 80% of the requirements of our target markets, and we expect our commercial platform to become the industry standard for consuming and implementing geospatial analysis, which will give us the leverage to consolidate an increasing number of data sources from third-parties (e.g., satellites, drones, IoT data) and our own data generation efforts (from multi-spectral imagery to hyperspectral imagery to spectrum monitoring and data collection).
Seasonality
We have experienced, and expect to continue to experience, seasonality in our business and fluctuations in our operating results due to customer behavior, buying patterns and usage-based contracts. For example, we typically have customers who increase their usage of our data services when they need more frequent data monitoring over broader areas during peak agricultural seasons, during natural disasters or other global events, or when commodity prices are at certain levels.

Operations
Overview

DESIGN THROUGH LAUNCH
IN-ORBIT OPERATIONS
IMAGERY AND SOLUTIONS COMMERCIALIZATION
SATELLITE COMMISSIONING
SATELLITE LAUNCH
SATELLITE CONSTRUCTION
DEVELOPING AND MANUFACTURING OF COMPONENTS
SATELLITE COMPONENT DESIGN
SATELLITE CONSTELLATION
GROUND STATION
MISSION CONTROL
APPLICATION AND ANALYTICS PLATFORM
IMAGE DATABASE
IMAGE PROCESSING
RAW IMAGE STORAGE

•Design through launch
•Fast iteration between product innovation, production and launch
•Owning the design to manufacturing helps eliminate third-party costs
•In-orbit operations
•Own and control data capture of the earth’s surface
•Utilize third-party ground station infrastructure for global coverage and to reduce costs
•Imagery and Solutions commercialization
•Capture and own high-resolution imagery of the entire Earth. Unconstrained use of imagery
•Use internal data science capabilities to transform images into insights
We believe that vertical integration across design, manufacturing and operations produces efficiencies up and down the value chain, which allows us to reduce intermediary costs, control quality and scale up more quickly.
Human Capital
As of December 31, 2024, we had 137 full-time employees globally, which includes 73 employees in Argentina (mostly involved in R&D, finance, and accounting), 28 in Spain, 21 in Uruguay (mostly involved in manufacturing), 11 in the U.S. and 4 in other countries. In the second quarter of 2024 we undertook substantial cost control measures which included workforce reductions of approximately 107 full-time employees.
We have always focused on attracting and retaining the best talent with the highest possible cultural alignment. Our geographically-distributed nature is a core tenet that reaches back to the earliest days of Satellogic; well in advance of the rise of work-from-home arrangements in recent years. Our diverse group of employees earnestly shares these common values:
•Get it done. Our relentless commitment to hold ourselves accountable and deliver true value.
•Be purpose driven. Our intrinsic motivation to make the impossible possible.
•Never stop learning. Be intellectually curious, open-minded, and learn from others.

•Push the limits. Challenge the status quo, leave your comfort zone and tackle impossible challenges.
•Go beyond ego. Be humble, honest and, empathetic and build together for our company, our community and our planet.
At Satellogic, these values precede traditional performance measures when assessing a person’s fit with us. Our vision inherently challenges conventions, and thus requires a special kind of spirit not only to succeed, but even to take on these challenges in the first place. This approach to human capital has enabled us to grow while keeping our core spirit and sense of purpose throughout the twists and turns of our life cycle.
We are committed to developing all of our people in different dimensions, including programmatic leadership, people leadership, business leadership and technological leadership. We actively promote a trust-based organization and a safe environment for risk taking by providing effective mentorship and expecting people to “disagree and commit”.
During the early years of our company, the founders and the senior leaders were the torchbearers of these values and culture, but our expectation is that every leader, which is to say every employee, subscribes to and lives by these values every day.
None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and we consider our relations with our employees to be good.
Sales and Marketing
To date, our sales teams have focused on governmental D&I customer opportunities. Since developing and launching our initial constellation of satellites during 2020, we have significantly accelerated our sales and marketing efforts to government D&I agencies, emphasizing relatively new participants in the existing market. We plan to focus our marketing efforts to increase demand for our products and services and awareness of our brand among these agencies.
To better serve the government and D&I vertical, we plan to continue developing our tasking and delivery web-based platform to support distributors, up-sales and increased pricing and capacity transparency in the market.
To increase access to Satellogic EO data and better serve the broader commercial market, Satellogic leverages the expanding satellite imagery and geospatial ecosystem (i.e., channel, reseller and value-added service providers). The ecosystem, including satellite operator integrators, marketplaces, regional- and vertical-specific service providers are an integral part of Satellogic’s strategy.

Customers
In the near term, we intend to derive our revenue from providing EO services, satellite sales, and related services to governments. In the longer term, we intend to expand our operations to serve commercial customers in a variety of markets and industries.
We are currently dependent on three commercial contracts in addition to a small number of other customers for our revenue. In November 2021, we entered into a five-year noncancellable agreement with a technology company that requires the customer to purchase a minimum of $4.0 million of multispectral, hyperspectral, full-motion video and private delivery uplift products each year. The customer pays us in non-cash consideration in the form of a license to a proprietary software platform, which we use for internal operations. During 2024, we recognized $5.3 million in revenue from this customer.
On September 29, 2022, we entered into a $6 million, three-year, constellation-as-a-service agreement. Recognition of revenue under this contract began in the first quarter of 2023 with the initiation of service.
On November 29, 2023, we began collaboration with Tata Advanced Systems Limited (“TASL”), India’s leading provider of defense and intelligence technology and services, for establishing and developing local space technology capabilities in India. We commenced the project with a $5.0 million contract to provide comprehensive training, knowledge transfer, and local assembly of optical sub-meter resolution EO satellites, and the first of which was launched in

2024. The focus will be on manufacturing satellites and developing imagery in India for national defense and commercial applications, toward which TASL is commissioning a satellite AIT plant at its Vemagal facility in Karnataka.
On December 5, 2024, we entered into a data license and distribution agreement with Maxar Intelligence, a peer in the Earth observation industry and with longstanding partnerships with the U.S. government and its allies. Under this arrangement, we granted them exclusivity to be our distributor to the U.S. government defense and intelligence agencies and selected international defense and intelligence partners.
Our business is generally engaged in manufacturing activities and has near-term exposure to fluctuations in the supply of raw materials. We design the systems, subsystems and core components and technologies that go into creating and manufacturing our satellites. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We then assemble, integrate and test the components and satellites in our facilities. We have a global supply chain of upstream and downstream partners including manufacturers, suppliers and launch providers from a number of countries including the United States. Certain aspects of our manufacturing activities require relatively scarce raw materials or specialty component parts; occasionally, we have experienced difficulty in our ability to procure raw materials, components, sub-assemblies and other supplies required in our manufacturing processes. We bear some risk of supply chain delivery issues and price increases on account of the structure of our vendor contracts.
Launch Providers
With respect to launch providers, our partner selection process typically revolves around availability and cost. In January 2021, we signed a Rideshare Multi-Launch Agreement with SpaceX, our preferred rideshare launch provider, and we expect to continue our launch program with them for the foreseeable future. In April 2022, we secured launch capacity for our next 68 launches with SpaceX, via the SpaceX Agreement. At December 31, 2024, we had 46 launch slots remaining and we continue to work with this rideshare launch provider to schedule upcoming satellite launches.
For every launch, a joint launch campaign is performed at the launch provider’s facility that includes our team, the launch service provider and, in some cases, a third-party separation systems supplier. We provide all the necessary equipment and personnel to test and prepare the satellites for launch while the launch service provider and, if applicable, the third-party separation systems supplier, provide the necessary machinery and personnel to integrate the satellites into the launch vehicle. Once these joint operations are complete, the launch service supplier executes the launch and delivers the satellites into the desired orbit, and we begin the regular, in-orbit operations.
Ground Station and Cloud Storage Infrastructure
We primarily utilize third parties today for ground station, processing, and storage infrastructure. As our business grows, we will continue to monitor the advantages and disadvantages of our outsourced model and may decide to vertically integrate one of more of these functions in the future.
Satellites and Technology
We are a vertically integrated company that designs, manufactures, integrates and operates our own high-resolution imaging satellites, and the image processing pipeline necessary to deliver services to our customers, including images and value-added layers of semantic data. We have innovative technology in every segment of our vertical integration: satellite components, satellite subsystems, satellite systems design, satellite integration and testing, satellite operations, image processing and data delivery.
Our approach towards component selection and design includes the extensive use of commercial off-the-shelf components (“COTS”) and modified-COTS, proprietary component selection and screening methods, and the systematic replacement of expensive hardware using smarter software.
Our unique camera design uses a closed-loop stabilization system and adaptive optics to enable continuous collection of high-resolution imagery from a small-telescope aperture. This patented design is one of the cornerstones of our unit-economics differentiation, allowing us to collect over 10 times more data than any other small-satellite design, and giving us great flexibility to operate our satellites under varying conditions of lighting, altitude and platform stability.
Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our proprietary rights and technology, we rely on a combination of different types of intellectual property rights including patents, trademarks and trade secrets, as well as confidentiality agreements and license agreements with consultants, vendors and customers. As of the date of this Report, we have 37 issued patents, two utility models and 45 pending patent applications in nine jurisdictions. We continue to invest in research and development to design, manufacture and fly new technology to orbit in every new satellite we launch, and we complete every new satellite design on a full design cycle of nine months. We drive technology R&D with the goal of maintaining our high-resolution imaging satellites in a Moore’s law equivalent curve: roughly doubling capacity every 18 months at the same price point.
As of the date of this Report, our satellite constellation consists of 22 NewSat satellites in orbit, 20 of which are operational and two are being used for testing.
We believe that our latest satellite model, the NewSat Mark-V, which possesses a mass of less than 50 kilograms, a cost of approximately $1 million including launch costs, a daily imaging production capacity of over 300,000 square kilometers and carrying a multispectral camera with 70 cm resolution and a hyperspectral camera at 18 meter resolution, is superior to those satellites of our competitors in terms of unit economics, capacity and cost. Over the long term we plan to expand our constellation of satellites to approximately 200.
Our anticipated technology roadmap is as follows:
Long Term Growth Opportunities
Our initial EO constellation and infrastructure are the key building blocks that we expect will enable us to leverage large constellations of small satellites to deliver a wide variety of services to Earth. Our key building blocks include:
•Complete, low-cost satellite bus
•Modular satellite architecture
•Satellite operations at scale
•Multi-payload, in-orbit platform
•Inter-satellite laser mesh
•LEO/MEO/GEO complementarity
Regulatory
NOAA
The purpose of NOAA’s Commercial Remote Sensing Regulatory Affairs division is to balance the commercial viability of private earth remote sensing space systems and sound regulatory practices and policies while protecting U.S. national security, foreign policy and international obligations.
Our satellites are purposefully designed with telescopes and image capture technology to enable and support the collection of earth imagery. Each satellite is designed and built to collect high-resolution multispectral imagery, hyperspectral imagery and full motion video. The raw data collected by our constellation is collected through a series of ground stations strategically located in several global locations outside of the United States. We have a primary mission command control center in the U.S. that has ultimate operational control of our constellation and is supported by additional teams in each of Spain and Argentina. With the shift of ultimate operational constellation control to the U.S. in 2023, we filed for an operator’s license with NOAA which was granted in November 2023. As a result of obtaining this NOAA operator’s license, we are subject to NOAA’s oversight as we pivot operational control of our satellite constellation to our U.S. personnel and expand our ground station network to include U.S. based ground stations.
In April 2021, we established a wholly owned subsidiary (Satellogic Federal LLC f/k/a Satellogic North America LLC) to focus specifically on cultivating business with U.S. government customers and prime contractors serving those U.S. government customers. In connections with the pursuit of U.S. customers, we anticipate modifications to some of the capture and delivery processes, particularly in support of public sector customers with discernible security and privacy requirements. As we grow our U.S. business, we expect to coordinate with the NOAA Commercial Remote Sensing Regulatory Affairs agency to assure an understanding of regulations as they evolve and to proactively share any strategic changes contemplated by us that may relate to NOAA’s purview.
The FAA
We entered into a Rideshare Multi-Launch Agreement with SpaceX in early 2021 and the SpaceX Agreement in April 2022. By entering into launch agreements with a U.S.-based launch provider, we are directly and indirectly subject to the license requirements of the Office of Commercial Space Transportation (“AST”). of the Federal Aviation Administration (“FAA”). The FAA regulates the airspace of the U.S., through which launch vehicles must fly during launch to orbit and through which downlinks of raw data may occur if directed to a U.S.-based ground station. The AST office predominantly processes launch license requests submitted by launch vehicle operators, in our case, SpaceX, which includes information on the rideshare payloads flying on any given mission. As a result, reviews of our payloads by AST occur during, for example, the execution of Technical Assistance Agreement(s) upon SpaceX request and other associated launch reviews and licenses.
We have adopted the National Aeronautics and Space Administration (“NASA”) and European Space Agency (“ESA”) standards regarding orbital debris mitigation. Having voluntarily subscribed to the United Nations Committee on Personal Uses of Outer Space orbital debris principles and guidance, we sought out the leading technical standards guiding responsible design, management, and test of space objects to meet the defined measures. To that end, we use the NASA orbit debris standard (NASA-STD-8719.14) and the ESA Orbital Debris Mitigation Guidelines (IADC-02-01, Current Revision).
The FCC
In the first half of 2024 we initiated an application with the Federal Communications Commission to obtain a commercial communications license. We anticipate receiving our license grant in the second half of 2025. Aligned with our Domestication, as well as our other U.S. regulatory licenses (NOAA), we filed for this license with the FCC to include future satellite launches under FCC purview. If granted, we will file and coordinate our filings with the International Telecommunications Union (ITU) with the FCC. We also intend, if granted an FCC license, to register our satellites with the United Nations Office of Outer Space Affairs (UNOOSA) as U.S. flagged satellites, with the sponsorship of the Office of Space Affairs within the U.S. Department of State.
ITAR, EAR and Export Controls
We have a global supply chain of upstream and downstream partners including manufacturers, suppliers and launch providers from a number of countries, including the U.S. The ITAR and EAR are the most relevant export control regulations we monitor. Generally, the ITAR restricts the export of hardware, software, technical data, and services containing defense or strategic applications. The EAR similarly regulates the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the U.S.
Based upon the technologies we have procured from U.S. sources, we have not been specifically subject to ITAR. Since our export location may invoke, in certain instances, the EAR of the Bureau of Industry and Security of the U.S. Department of Commerce, we track our component sourcing. We procure some components from U.S. suppliers listed on the Commerce Control List and we are therefore subject to the EAR. We export our satellites to the U.S. for launch pursuant to the SpaceX Agreement, which provides for launch services. With this current sourcing model and partner ecosystem, we must comply with the EAR.

The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitment to multilateral export control regimes, particularly the Missile Technology Control Regime concerning the spaceflight business.
Many different types of internal controls and measures are required to ensure compliance with export control regulations. In particular, we routinely complete end user compliance documents, record sourcing detail regarding country of origin and known classification numbers, determine the appropriate licensing jurisdiction (where applicable), and provide notice to internal and partner foreign team members of export-controlled information restrictions. In accordance with our Sanctions Compliance Policy, we do not export to embargoed, targeted sanction, or special policy countries. We have implemented a compliance diligence process for all third parties including, among other validations, verification of the parties with whom we contract at an entity and individual level.
Interagency Review
The review and approval of any license discussed above, as may be required, will be subject to interagency reviews that allow multiple government agencies including the U.S. Department of Commerce, U.S. Department of State, U.S. DoD, NASA, and others. The purpose of this interagency review is to examine such license applications from each agency’s respective perspective including but not limited to safety, operational, national security, foreign policy and international obligations, as well as review of foreign ownership.
Other Potential Future U.S. Regulation
As we grow our U.S. business and to the extent we become a U.S. governmental contractor, our business will be subject to various additional U.S. regulation and related requirements, including but not limited to (1) the Defense Federal Acquisition Regulation Supplement and the U.S. DoD and federal cybersecurity requirements, in connection with any defense work we perform in the future for the U.S. government and defense prime contractors, (2) the National Industrial Security Program Operating Manual administered by the U.S. Defense Counterintelligence and Security Agency, and other U.S. government security protocols when accessing sensitive information, (3) maintaining national security clearance and mitigation elements under the National Industry Security Program and agreement with the U.S. DoD regarding any appropriate FOCI mitigation arrangement with respect to our U.S.-based subsidiary and (4) conducting routine investigations and reviews relating to compliance with various U.S. laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others.

Organizational Structure
We are a holding company. The following diagram shows our ownership and structure (1):

Satellogic, Inc.
(BVI)
PubCo
Nettar Group
(BVI)
Holding Company
92.02%
7.98%
Nettar SA
(Uruguay)
Holding Company
Telluric Ltd
(Israel)
Dormant
Urugus SA
(Uruguay)
Manufacturing
Satellogic V. Inc
(USA - DE)
Holding Company
Satellogic S.A.
(Argentina)
R&D, Back Office Support Functions (Accounting, AP, AR)
Satellogic Solutions SL
(Spain)
Executive Management, R&D, Sales
Satellogic China Ltd
(China)
In Process of Being Sold
Satellogic USA Inc.
(USA - DE)
Finance, Sales & Marketing
Satellogic Netherlands B.V.
(NL)
Dormant
Beijing Branch*
Satellogic Federal LLC
(USA - DE)

(1)All lines represent 100% ownership unless otherwise indicated.
Subsidiaries of the Group as of March 14, 2025:

Name	Principal activities	Country of incorporation

Urugus S.A.	Manufacturing, assembly, integration, test and exports	Uruguay
Nettar Group	Intermediate holding company	B.V.I.
Nettar S.A.	Intermediate holding company	Uruguay
Telluric Ltd.	Research and development (Company is in the process of winding down this entity)	Israel
Satellogic V. Inc.	Intermediate holding company	United States
Satellogic USA, Inc. (1)	Finance, sales and marketing, product strategy, business development and customer delivery	United States
Satellogic S.A. (2)	Research and development, administration, back office services (accounting) and prototype-building	Argentina
Satellogic Solutions S.L. (2)	Research and development (data science solutions and machine learning over the satellite images)	Spain
Satellogic China LTD (3)	Not operational, in process of winddown	China
Satellogic China Beijing Branch (4)	Not operational, in process of winddown	China
Satellogic Federal LLC (5)	Sales and marketing	United States
Satellogic Netherlands B.V. (6)	Operating entity not currently operational	The Netherlands
(1)This entity is controlled through Satellogic V. Inc.
(2)This entity is controlled through Nettar, S.A. an intermediate holding entity of the Group.
(3)This entity is controlled through Urugus S.A.
(4)Branch of Satellogic China LTD
(5)This entity is controlled through Satellogic USA, Inc

(6)This entity is controlled by Satellogic Solutions S.L.

Available Information

Our Internet website address is www.satellogic.com. Our annual reports on Form 10-K (formerly on Form 20-F), quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC, and are available in print to any stockholder who requests a printed copy. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). The SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

In addition, many of our corporate governance documents are available on our website at www.satellogic.com. Specifically, our Audit, Compensation, Nominating and Corporate Governance and Finance Committee Charters, our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available. Each of these documents is also available in print to any stockholder who requests it.

The content on our website is available for information purposes only and is not a part of and shall not be deemed incorporated by reference in this Report.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk, including the risks described below. Readers should carefully consider the following risks and other information in this Report, including our Consolidated Financial Statements and related notes included elsewhere in this Report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could suffer. As a result, the trading price of our shares could decline, perhaps significantly, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Summary Risk Factors
•If we do not generate revenue as expected, our financial condition will be materially and adversely affected.
•The success of our business will be highly dependent on our ability to effectively market and sell our products and services, which can be a costly process.
•The loss of one or more of our largest customers could adversely affect our results of operations.
•Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable.
•We may face risks and uncertainties associated with D&I-related contracts, which may have a material adverse effect on our business.
•Our pricing structure may not be optimal and may require adjustments over time.
•If we are unable to scale production of our satellites, our business could be materially and adversely affected.
•Our expansion into Space Systems, as well as other new business lines or services, may result in unforeseen risks, challenges and uncertainties.
•We are dependent on third parties to build and provide certain satellite components, products and services, including to transport and launch our satellites into space, and any inability to meet our needs could have a material and adverse impact on our business, financial condition, and results of operations.
•We depend on ground station and cloud-based computing infrastructure operated by third parties, and any failure in their or our operational infrastructure could materially and adversely affect our business.

•Any failure to meet our minimum service requirements in any customer contracts may materially and adversely affect our business, results of operations and financial condition.
•Market acceptance of our EO services may not continue, and our business is dependent upon our ability to keep pace with the latest technological changes.
•We face competition for EO services, which may limit our ability to gain market share.
•We may fail to foresee challenges with international operations or regulations in certain markets may change.
•Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation, give rise to costly litigation, or divert our or our customers’ resources.
•Our business is capital intensive, and we may not be able to raise adequate capital to finance our strategies.
•There is substantial doubt about our ability to continue as a going concern.
•Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites, which is subject to many uncertainties, some of which are beyond our control.
•The market for EO services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
•If our satellites and related equipment become impaired, or fail to operate as intended, it could have a material adverse effect on our business, financial condition, and results of operations.
•Satellites are subject to production and launch delays, launch failures, and damage or destruction during launch, the occurrence of which could materially and adversely affect our operations.
•Our business involves significant risks and uncertainties that may not be covered by insurance or insurance coverage may be insufficient or unavailable on acceptable cost and terms, if at all.
•Coordination results may adversely affect our ability to use our satellites in certain orbital locations or may delay our ability to launch satellites and thereby limit our ability to provide our proposed services.
•Natural disasters, unusual or unfavorable weather conditions, pandemic or epidemic outbreaks, terrorist acts and geopolitical events could disrupt our business or satellite launch schedules.
•The anticipated benefits of our Domestication are subject to risks and uncertainties, and may not materialize.
•Following the Domestication, we lost our foreign private issuer status and are now required to comply with the Exchange Act’s domestic reporting regime, which may cause us to incur significant expenses.
•We may not have sufficient cash flows from our business to continue to fund our operations and pay our debt.
•If we become a U.S. governmental contractor, our business will be subject to significant U.S. regulations, and changes in U.S. government spending could reduce our revenue and adversely affect our business.
•Our technology may violate the proprietary rights of third parties, our intellectual property may be misappropriated or infringed upon by third parties, or we may fail to comply with the terms of any open-source software license applicable to our technology, each of which could have a negative impact on our operations.
•We rely on the specialized expertise of our senior management, engineering, sales and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully.
•Continuing inflation and/or elevated interest rates for prolonged periods could have an adverse effect on our business, financial condition, and results of operations.
•We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition, and results of operations.
•The ability of management to operate the business successfully is largely dependent upon the efforts of certain of our key personnel. The loss of key personnel could negatively impact our operations and financial results.
•The dual class structure of our common stock has the effect of concentrating voting control with certain of our stockholders and limiting our other stockholders’ influence on corporate matters and may discourage others from pursuing any change of control transactions that holders of Class A common stock may view as beneficial.

•We do not expect to declare any dividends in the foreseeable future.
•Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
•We are an “emerging growth company” and a “smaller reporting company.” As a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our Class A common stock may be less attractive to investors.
Risks Related to Our Business and Industry
We are an early-stage company that has not demonstrated a sustained ability to generate revenues. If we do not generate revenues as expected, our financial condition will be materially and adversely affected.
Since inception, we have devoted substantially all of our resources to designing, building and developing our satellites and satellite components and technology, enhancing our geospatial analytics capabilities and services, planning our business, raising capital and providing general and administrative support for these operations. As a relatively new business, we have not demonstrated a sustained ability to generate sufficient revenue from our EO services or conduct sufficient sales and marketing activities necessary for successful commercialization of our geospatial data and analytics platform (“Platform”). Additionally, our Space Systems business line, which allows us to sell our satellites directly to customers, has only a limited demonstrated track record of revenues. Consequently, any assessment a reader makes about our current business, future success or viability may not be as accurate as it could be if we had a longer operating history. Further, our limited financial track record, without meaningful revenue from our expected future principal business, is of limited reference value for an assessment of our business and future prospects.
As of December 31, 2024, we have an accumulated deficit of $400.1 million. For the year ended December 31, 2024, we had net cash used in operating activities of $35.9 million. As of December 31, 2024, we had cash and cash equivalents of $22.5 million. We will continue to incur losses and negative operating cash flows until we are able to onboard a sufficient number of customers, contracts and launch and scale a sufficient number of our constellation of satellites, to become profitable and generate positive operating cash flows. As we work to transition from initial start-up activities to commercial production and sales, it is difficult to forecast our future results. We have limited insight into trends that may emerge and affect our business, including our ability to attract and retain customers and the competition we will face. If our revenue grows slower than we anticipate or we otherwise fall materially short of our forecasts and expectations, we may not be able to achieve profitability and positive operating cash flows and our financial condition will be materially and adversely affected which could cause our stock price to decline and investors to lose confidence in us.
The success of our business will be highly dependent on our ability to effectively market and sell our EO services and to convert our pipeline of potential contracts into actual revenues, which can be a costly process.
To date, we have relied heavily on equity and debt financing to fund our business and operations and are currently generating revenue from agreements with a commercial space technology customer and a governmental customer as well as from a base of smaller customer contracts. Since initially launching 13 of our satellites in late 2020, we now have a fleet of 22 satellites in orbit and have significantly accelerated our sales and marketing efforts to government D&I agencies, particularly in countries outside of the U.S. Our success will be highly dependent on our ability to convert our significant pipeline of potential contracts into recognized revenues. If we fail to sign contracts with at least some portion of the customers for large projects currently envisaged in our pipeline, particularly over the next couple of years when any large contract would significantly impact our revenues and financial results and grow a sufficient number of contracts with such customers, our business, financial condition, and results of operations will be materially and adversely affected.
Our ability to establish and expand our customer relationships and sell our EO services is subject to a number of factors, including our ability to overcome concerns by customers relating to our lack of experience or track record in providing EO services to customers in the same industry or at all, competition from larger, more experienced service providers, our customers’ satisfaction or dissatisfaction with our satellites and/or our EO services, the frequency and severity of errors or disruptions in our satellites, reliability of our satellites, the effects of general economic conditions, competitive offerings or alternatives, reductions in our customers’ spending levels, and pricing.
In addition, while we are in the process of winding down our operations in China, until we have fully exited, continued concerns regarding our minor operations in China could impact our ability to win bids from, or enter into customer contracts with, certain government agencies or commercial customers.

Our sales growth is dependent upon our ability to implement sophisticated and potentially costly sales and marketing initiatives. These initiatives may not be effective in generating sales, and in such an event our results of operations will be harmed. In the near term, we intend to derive substantially all our revenues from providing our EO services to international government D&I agencies, and in the longer term, intend to expand our operations to serve commercial customers in a variety of markets and industries. We cannot give any assurance that we will be able to secure future business or that the potential uses for our EO services in commercial applications will develop. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results do not improve or improve more slowly than we anticipate, our operating results, prospects and financial position could be materially and adversely affected.
The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenue, such as a commercial space technology customer and a governmental customer. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In 2024, we had two customers that each accounted for more than 10% of our total revenue and in 2023, we had four customers that accounted for 10% of our total revenue. Customers in the D&I market generally purchase our EO services in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our major enterprise or government customers, or if we experience a significant reduction in business from one or more major enterprise or government customers, there is no assurance that we would be able to quickly replace those customers to generate comparable revenue, which could harm our operating results and profitability.
Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable for many of our portfolio offerings.
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific needs and requirements of our potential customers, which consist largely of government agencies and educating these potential customers about the technical capabilities and value of our satellites and our EO services and the better unit economics we can offer, which in the case of government agencies can be less important. In addition, we have only recently begun to grow our sales team, and our sales efforts have historically depended on the significant involvement of our senior management team. Given the nature of the potential customers, the length of our sales cycle tends to be long and varies substantially from customer to customer. In addition, the timing and cycle of contract bidding processes particularly for government contracts can be very unpredictable and can change or lengthen on very little notice and for reasons outside of our control. Because decisions to purchase our EO services involve significant financial commitments, potential customers generally evaluate our products and technologies at multiple levels within their organizations, each of which often have specific requirements, and typically involve senior officials and management, and multiple internal approvals. We could spend substantial time, effort, and money in our sales efforts without producing any sales. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be materially and adversely affected.
We may face risks and uncertainties associated with D&I-related contracts, which may have a material adverse effect on our business.
We are still an early-stage company and only began to recognize revenues in 2021. Acquiring defense-related governmental contracts, such as the three-year agreement we entered into with the government of Albania, is part of our growth strategy. The acquisition of defense-related or governmental customers results in our EO services being incorporated into defense programs. Whether such defense or governmental contracts are directly with the U.S. government, a foreign government (including Albania), or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are or will be subject to special risks. For example:
•Changes in government administration and national and international priorities, including developments in the geopolitical environment, or regulatory requirements, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.
•We may compete directly with other suppliers or align with a prime or subcontractor competing for a contract. We may not be awarded the contract if the pricing or product offering is not competitive, either at our level or the prime or subcontractor level. In addition, in the event we are awarded a contract, we may be subject to protests by losing bidders of contract awards that can result in the reopening of the bidding process and changes in governmental policies or regulations and other political factors. In addition, we may be subject to multiple rebid requirements over the life of a defense program in order to continue to participate in a program, which can result in the loss of the contract or significantly reduce our revenue from the program. The government’s requirements for more frequent technology refreshes on defense programs may lead to increased costs and lower long-term revenues.
•Consolidation among defense industry contractors has resulted in a few large contractors with increased bargaining power relative to us. The increased bargaining power of these contractors may adversely affect our ability to compete for contracts and, as a result, may materially and adversely affect our business or results of operations in the future.
•Our usage policy currently restricts usage of our EO services, data and Platform for peaceful use only, and that may limit our ability to compete for and win certain defense-related contracts.
•While we intend to effect the Domestication in order to better position ourselves to execute our realigned strategic focus on the U.S. market, including competing for U.S. government D&I-related contracts, there can be no assurance that the Domestication will allow us to successfully obtain any such contracts, nor will it resolve the foregoing risks.
Our pricing structure may not be optimal and may require adjustments over time.
The pricing of our products and services will vary depending on the specific application and customer specifications. Given the complexity in determining pricing structures for our EO services, we may experience difficulty determining the appropriate price structure for our products and services. This may result in missed revenue opportunities and lower than expected margins if we price our products and services too low, or in us losing bids if we price our products and services too high. In addition, we expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, customers may demand price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could materially and adversely affect our business, financial condition, and results of operations.
If we are unable to scale production of our satellites as planned, our business and results of operations could be materially and adversely affected.
Our business plan is based on us building out our constellation of satellites to 200+ satellites. Our ability to achieve our production plans and deliver our products and services to our customers will depend upon many factors, including our ability to:
•acquire sufficient quantities of third-party components and supplies;
•recruit and train new staff while maintaining desired quality levels;
•implement an effective supplier strategy and supply chain management system; and
•adopt manufacturing and quality control processes, which we must successfully introduce and scale for production at any new production facilities.
We may be unable to prepare and operate production facilities for production within our planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease a production facility, a stoppage of construction as a result of public health emergencies, geopolitical conflicts, insufficiency of utility infrastructure, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes, and issues with subcontractors or vendors. In addition, the cost to scale satellite production may be more than we are currently forecasting based on higher plant acquisition and build out costs, higher labor costs, increases in plant and equipment costs, increased transportation and supply chain costs and higher costs to manage and administer the plant and supply chain. Any delay or inability to build and launch satellites as we resume efforts to scale satellite production, including at the expected cost, could significantly delay or reduce expected revenue, profitability and cash flow. No assurance can be given that construction of the satellites will be completed on time or at all, or as to whether we will have sufficient funds available to complete construction if we experience unexpected delays or costs.
Our expansion into Space Systems, as well as other new business lines or services may result in unforeseen risks, challenges and uncertainties.

In 2022, as a part of our go-to-market strategy, we added a new line of business, Space Systems, which allows us to sell our satellites directly to select customers for whom satellite ownership is a priority. The Space Systems business line, as well as our expansion into any other new business line or service, may subject us to unforeseen risks, challenges, and uncertainties. We may incur additional capital expenditure to support the expansion of our business and there is no guarantee that we will increase our revenues as a result of the Space Systems business line or any other new business line or service. Additionally, our failure to adequately manage costs and expenses and evaluate consumer demands with respect to the direct purchase of satellites by customers could materially and adversely affect the prospects of us achieving overall profitability through the Space Systems business line, which may require significant managerial, financial, operational and other resources. We may also face additional regulatory, legal and counterparty risks as a result of the Space Systems business line or any other new business line or service we pursue. If we fail to manage the development of new business lines or services successfully, our growth potential, business and results of operations may be materially and adversely affected.
We are dependent on third parties to build and provide certain satellite components, products and services, including to transport and launch our satellites into space and any delay could have a material and adverse impact on our business, financial condition, and results of operations.
We are dependent on third parties to transport our satellites and ground station equipment around the world and to launch and deliver our satellites into space. Currently there are only a few companies who offer launch services, including SpaceX, with whom we have entered into the SpaceX Agreement. We require timely and affordable access to launch services that meet our business and technical requirements to deploy our satellite constellation. If the number of companies offering launch services or the number of launches does not grow in the future or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause prices to increase, or result in our inability to secure space on a launch vehicle and, as a result, delays in our launch schedule. Additionally, adverse events with respect to our launch service providers, such as satellite launch failures or financial difficulties (which some of these providers have previously experienced), could result in increased costs or delays in the launch of our satellites. Moreover, a shortage of transportation providers for our satellites and ground station equipment may cause our costs to increase, delays in our ability to launch our satellites and gaps in our service coverage, and adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations.
Further, in the event that a launch is delayed, our timing for recognition of revenue may be impacted depending on the length of the delay and the nature of our impacted customer contracts. While such delays are common in the space industry, any delay in a launch could result in a delay in recognizing revenue which could materially and adversely impact our financial statements or result in negative impacts to our earnings during a specified time period, which could have a material adverse effect on our business, financial condition, and results of operations.
Although we design and build our satellites and many of our key satellite components, we rely on third party vendors and manufacturers to build and provide certain satellite components, products or services and the inability of these vendors and manufacturers to meet our needs could have a material adverse effect on our business.
We design the core components that go into developing and manufacturing our satellites to be mission specific, partner with third parties to manufacture those components for us and then assemble, integrate and test the components and satellites in our own facilities (or support customers’ assembly, integration and testing (“AIT”) in such customers’ facilities). Our ability to manage our production line and supply of raw materials and components to meet production goals may be constrained by our suppliers’ inability to scale production. An inability to grow the number of satellites we have in orbit could jeopardize our ability to fulfill obligations under customer contracts, which could, in turn, result in reduced sales, contract penalties or terminations and damage to customer relationships and our reputation, and could have a material adverse effect on our business, financial condition, and results of operations.
We are impacted by increases in the prices of raw materials used in the production of our satellites. We monitor sources of supply in an effort to ensure that adequate raw materials and other components and supplies are available.

Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply or implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components, including as a result of interest rate volatility, rising interest rates and geopolitical conditions could have a material adverse effect on our operating results, financial condition, and cash flows. Our operations may also be impacted by trade restrictions or disputes, including those that result in the imposition of tariffs on raw materials or supplied components.
In addition, we cannot give any assurance that our suppliers have obtained and will be able to obtain or maintain all licenses, permits and approvals necessary for their operations to comply with all applicable laws and regulations, and failure to do so by them may lead to interruption in their business operations, which in turn may result in shortages of components supplied to us.
We depend on ground station and cloud-based computing infrastructure operated by third parties for value added services, and any errors, disruption, performance problems or failure in their or our operational infrastructure could materially and adversely affect our business, financial condition, and results of operations.
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as ground station infrastructure operated by two separate third-party vendors, in order to launch and deliver our satellites into space and operate some or all of certain key features or functions of our business, including deployment of our cloud-based imagery services and other geospatial and data analytic services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that they become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in the delivery of our EO services, or our ability to manage our operations could be interrupted until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could materially and adversely affect our business, financial condition, and results of operations.
Our customer contracts may require us to meet certain minimum service requirements which can vary significantly from customer to customer. Any failure to meet our service requirements may materially and adversely affect our business, results of operations and financial condition.
Our agreements with customers may provide for minimum service level commitments, which contain specifications regarding the availability and performance of our products and services such as assured access and guaranteed capacity. Any failure of or disruption to our infrastructure could impact the performance of our satellites and the availability of our products and services to our customers. Although our customers will expect some level of potential disruption based on the product specifications and general operational conditions, if we are unable to meet any minimum service requirements or if we suffer extended periods of poor performance or unavailability of our products and services, we may lose customer contracts and suffer reputational harm which could materially and adversely affect our business, financial condition, and results of operations.
Market acceptance of our EO services may not continue, and our business is dependent upon our ability to keep pace with the latest technological changes.
The market for our EO services is characterized by rapid technological change and evolving industry standards. Failure to respond in a timely and cost-effective way to these technological developments could have a material adverse effect on our business and operating results. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances and needs of our customers, and evolving industry standards. In addition, although in the near term, we intend to derive substantial revenues from providing EO services to government D&I agencies, in the longer term, we intend to expand our operations to serve commercial customers in a variety of markets and industries and through a wide range of applications.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to improve the technology of our existing products and services and develop new products and services both for existing applications and new commercial applications, including through internal R&D, acquisitions and joint ventures or other collaboration arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new product or service offerings and technologies, or identification of and expansion into new markets and applications. In addition, following the establishment of our Space Systems business line, we are increasingly reliant on our ability to build and launch satellites quickly, in large volumes and at low cost. Our profitability will be dependent on our competitiveness in this area, as our competitors advance their own ability to build and launch satellites, at greater speeds, in greater volumes, and at lower costs.
Due to the design complexity of our products and services, we may, in the future, experience delays in completing the development and introduction of new or enhanced products or product applications. Any such delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our EO services will develop or continue to expand or that we will be successful in identifying new markets or applications as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our planned revenues and harm our business. Market acceptance of our products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, and price of substitute products and services. We cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our technologies or develop technologies that better meet the needs of our customers. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail to develop, manufacture, and market innovative technologies that enable our products and services to meet customers’ requirements or our technologies fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted and our business may not continue to grow in line with expectations or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business, financial condition, and results of operations could be materially and adversely affected.
We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and materially and adversely impact our business and operating results.
We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our sales growth or operating results to differ from our expectations. For example:
•we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;
•we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and
•acquired technologies, products or businesses may not perform as we expect and we may fail to realize the anticipated benefits from the acquisition.
In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If we fail to effectively conduct due diligence on our potential targets, for example, we may not identify problems at target companies or we may fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could materially weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses.
Further, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, acquisitions may cause us to issue securities that would dilute our current stockholders’ ownership percentage, use a substantial portion of our cash resources, experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates or become subject to litigation.

We face competition for EO services which may limit our ability to gain market share.
We operate in the NewSpace sector, which refers to the increased commercialization and privatization of the space sector. Competition in our imagery services business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. The major existing and potential competitors for our EO services include commercial satellite imagery companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. We also face competition from companies that provide geospatial data analytic information and services to the U.S. government, including defense prime contractors.
We plan to leverage our superior unit economics and put enough satellites in orbit to remap the entire surface of the earth in high-resolution on a daily basis and, in doing so expect to deliver our data to customers at near zero marginal cost which we believe will provide us with a competitive advantage against an existing EO market that is currently supply-constrained. However, our competitors or potential competitors could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services which could outweigh the lower cost of our products and services. Our competitors could introduce new fleets of satellites, experience fewer delays in the rollout of new satellites, and could be awarded government contracts for which we are competing. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our sales efforts. More importantly, if competitors develop and launch satellites or other imagery-content sources with more advanced capabilities and technologies than ours, or offer products and services at lower prices than ours, our business and results of operations could be harmed.
The U.S. government and foreign governments may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on us and other commercial suppliers. In addition, such governments could sell or provide free of charge imagery from their satellites and thereby compete with our EO services. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations.
In addition, some of our international competitors currently benefit from, and others may benefit in the future from, subsidies and other protective measures implemented by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with satellite development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors. To that end, we intend to effect the Domestication in order to better position ourselves to compete for U.S. government D&I-related contracts. However, there can be no assurance that the Domestication will allow us to successfully obtain any such contracts, nor will it necessarily allow us to benefit from protective measures relating to domicile in the United States.
Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than us. These competitive pressures in our market or our failure to compete effectively may result in fewer orders and reduced revenue and margins and impair our ability to acquire market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size companies and consequently customers’ willingness to purchase from such firms.
We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be materially and adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model from ours. Increased competition could result in fewer customer contracts, price reductions, reduced margins, and inability to gain market share, any of which could harm our business and results of operations.
We may fail to foresee challenges with international operations or the regulatory environment in certain markets may unexpectedly change.
Our future success will depend heavily upon our ability to oversee production operations at facilities and locations outside of our current countries of operation and management’s day-to-day oversight. Our international operations expose us to numerous challenges and risks including, but not limited to, adverse political, regulatory, legislative, and economic conditions in various jurisdictions; costs of complying with varying governmental regulations; fluctuations in currency exchange rates; and difficulties in protecting intellectual property rights in foreign countries. Unforeseen challenges in sustaining efficient operations, decreases in product quality, language and cultural differences, political and economic unrest, unexpected changes in the regulatory environment or theft of intellectual property from our satellite production facilities, or other yet-undiscovered challenges, could materially and adversely affect us, our business, financial position, and results of operations.
Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our or our customers’ resources from other purposes.
We employ sophisticated design and testing processes and practices. Nevertheless, our products and services may contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been in use for a period of time. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or it may not be able to detect and fix all defects in our satellites and our EO services, or resolve any delays or availability issues in the launch services we procure. These problems could result in expensive and time-consuming design modifications, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, termination of contracts for convenience or cause, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially and adversely harm our results of operations. In addition, increased development costs could be substantial.
Our business is capital intensive, and we may not be able to raise adequate capital to finance our business strategies, including funding future satellites, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
Implementation of our business strategy, such as expanding our satellite constellation and our product and service offerings, requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. The nature of our business also requires us to make capital expenditure decisions in anticipation of customer demand, and we may not be able to correctly predict such demand. If our customer demand exceeds our ability to respond to that demand, we may not be able to fully capture the growth in demand.
We cannot provide assurances that our businesses will generate sufficient cash flow from operations in the future or that additional capital will be available in amounts sufficient to enable us to execute our business strategies. As discussed below, our ability to satisfy our longer-term liquidity will depend primarily on our ability to grow our revenue and meet our revenue targets, and additional funding may be required for a variety of reasons. The availability and cost to us of external financing depend on a number of factors, including general market conditions, our financial performance and our credit rating. Both our credit rating and our ability to obtain financing generally may be influenced by the supply and demand characteristics of our industry generally. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among factors that may adversely affect our credit. Other factors that could impact our credit include the amount of debt in our capital structure, activities associated with our strategic initiatives, our expected future cash flows, and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by the financial markets and ratings agencies, and may result in adverse rating agency actions with respect to any credit rating we may have from time to time. Disruption in the capital markets, including as a result of interest rate volatility and geopolitical instability, a deterioration in our financial performance or a credit rating downgrade could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available.
Long-term disruptions in the capital and credit markets as a result of uncertainty due to recessions, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. If financial market disruptions occur, it may become difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash, which could materially and adversely impact our business and our ability to execute our business strategies.
There is substantial doubt about our ability to continue as a going concern.

Our audited consolidated annual financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of December 31, 2024, we had cash and cash equivalents of $22.5 million and an accumulated deficit of $400.1 million. We do not believe that our cash and cash equivalents are sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.
Risks Relating to Our Satellites and Industry
Our ability to grow our business depends on the successful production, launch, commissioning and/ or operation of our satellites and related ground systems, software and analytic technologies, which is subject to many uncertainties, some of which are beyond our control.
Our current primary R&D objectives focus on the development of satellites and related components that can remap the entire surface of the Earth in high resolution as well as our EO services, including creating a catalog of archived data. While we currently have 22 satellites in orbit, we estimate the gross costs associated with designing, building, and launching our satellites to build out our constellation will be significant, and there can be no assurance that we will complete these deployments on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development and manufacturing of additional satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operation of our satellites and our EO services involves many uncertainties, some of which are beyond our control, including, but not limited to:
•timing in finalizing satellite design and specifications;
•performance of satellites meeting design specifications;
•failure of satellites as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
•engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•increases in costs of materials and supplied components and services;
•changes in project scope;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and to maintain current approvals, licenses or certifications;
•performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;
•performance of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;
•performance of our internal and third-party resources that support our R&D activities;
•our ability to protect our intellectual property critical to the design and function of our satellites and our EO services;
•our ability to continue funding and maintaining our R&D activities;
•successful completion of demonstration missions; and
•the impact of public health emergencies on us, our customers and suppliers, and the global economy.

The occurrence or failure of any of the above events, as applicable, could have a material adverse effect on our ability to continue to develop, integrate and operate our satellites and related infrastructure, products, and services, which could materially adversely affect our business, financial condition, and results of operations.
The market for EO services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
The market for EO services has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our views of the total addressable market are based on a number of third-party reports which may or may not accurately reflect future market size and growth. As a result, our views of the total addressable market for our products and services may prove to be incorrect. In addition, if interest in our EO services by commercial customers, or the expected growth in commercial applications for EO services, is less than expected, or our satellite and related technologies are unable to meet expected customer expectations and demand, our business and financial results will be materially and adversely affected.
Our industry is characterized by changing technology and evolving standards, and we may not be successful in identifying, developing and marketing products and services that respond to rapid technological change, evolving technical standards and systems developed by others. Our competitors may develop technology that better meets the needs of our customers. If we do not continue to develop, manufacture, and market innovative technologies or applications that meet customers’ requirements, sales may suffer, and we may not be able to grow our business. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs, and our business prospects, financial condition, and results of operations could be materially and adversely affected.
If our satellites and related equipment become impaired, it could have a material adverse effect on our business, financial condition, and results of operations.
We evaluate our satellites for impairment and test for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Certain of the anomalies disclosed below may be considered to represent a significant adverse change in the physical condition of a particular satellite. There can be no assurance as to the actual operational life of a satellite or that the operational life of individual components will be consistent with their design life. A number of factors will impact the useful lives of our satellites, including, among other things, the quality of their design and construction, the durability of their component parts, and the occurrence of any anomaly or series of anomalies or other risks affecting the satellites during launch and in orbit. We currently anticipate the useful life of an operational satellite to be approximately three years. If our satellites and related equipment have shorter useful lives than we currently anticipate, this may lead to delays in increasing the rate of our commercial payloads and declines in actual or planned revenues, which would have a material adverse effect on our business, financial condition, and results of operations.
Long-lived assets are tested periodically for impairment or whenever there is an indication that an asset may be impaired. Disruptions to our business, unexpected significant declines in our operating results, adverse technological events or changes in the regulatory environments in which we operate may result in impairment charges to our assets. Any future impairment charges could substantially affect our reported results.
If our satellites fail to operate as intended, it could have a material adverse effect on our business, financial condition, and results of operations.
We rely on data obtained from our satellites in order to provide services to our customers. We may become unable or limited in our ability to collect such data. For example, satellites can temporarily go out of service and be recovered, or cease to function, including the quality of design and construction, the rate of consumption of the propellant supply, the expected gradual environmental degradation of solar panels, the durability of various satellite components and the orbits and space environments in which the satellites are placed and operated. The accumulated effects of solar radiation and single event upsets or electronic/catch-up events from the collision of charged particles, collisions with other objects (including, but not limited to, space debris and other spacecraft) or actions by malicious actors, including cyber-related actions, could also damage the satellites and subject us to liabilities for any damages caused to other spacecraft.
The manufacturing, testing, launching and operation of satellites involves complex processes and technology. Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses that have affected and could affect the performance of our satellites. Hardware component problems could lead to deterioration in performance or loss of functionality of a satellite. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected satellite. Even if a satellite is operated properly, minor technical flaws in the satellite’s sensors could significantly degrade its performance, which could materially affect our ability to collect imagery and market our products and services successfully.
Satellites can experience malfunctions, commonly referred to as anomalies, which have occurred and may occur in the future in our satellites. Anomalies can occur as a result of various factors, such as satellite manufacturer error, whether due to the use of new or largely unproven technology or due to a design, manufacturing or assembly defect that was not discovered before launch and general failures resulting from operating satellites in the space environment. Any single anomaly could materially and adversely affect our ability to utilize the satellite. Anomalies may also reduce the expected capacity, commercial operation and/or useful life of a satellite, thereby reducing the revenue that could be generated by that satellite or create additional expenses due to the need to provide replacement or back-up satellites or satellite capacity earlier than planned and could have a material adverse effect on our business. In addition, if a satellite or satellites experience a malfunction, the satellite capacity of our non-impacted network may be insufficient to meet all of our customers’ needs or may cause service interruptions, and we may need to potentially blackout or reduce service to certain customers, which would adversely affect our relationships with our customers and result in loss of revenues. Although we work diligently both internally and with our suppliers to determine and eliminate the cause of anomalies in new satellites and provide for redundancies of many critical components in our satellites, we may not be able to prevent the impact of anomalies in the future.
We cannot provide assurances that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While certain software deficiencies may be corrected remotely, most, if not all, anomalies or debris collision damage cannot be corrected once the satellites are placed in orbit. Further, although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. Recent years have seen increases in the number of satellites deployed to low Earth orbits, and publicly announced plans call for many thousands of additional satellite deployments over the next decade. The proliferation of these low Earth orbit constellations could materially increase the risk of potential collision with space debris or another spacecraft despite the orbital debris mitigation requirements of the U.S. government, and could affect our ability to effectively access sufficient orbital slots to support the expected growth across our business.
If we suffer a partial or total loss of a deployed satellite, it could require a significant amount of time and could incur substantial expense to replace that satellite. We may experience other problems with our satellites that may reduce their performance. If a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite and may not be able to provide adequate services to our customers, which may cause us to incur penalties under our contracts or may allow our customers to withhold payment for the time that service was impacted. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue. If a satellite experiences a significant anomaly such that it becomes impaired or is no longer functional, it could significantly impact our business, prospects, and profitability.
Many satellites have redundant or backup systems and components that operate in the event of an anomaly, operational failure or degradation of primary critical components, but these redundant or backup systems and components are subject to risk of failure similar to those experienced by the primary systems and components. The occurrence of a failure of any of these redundant or backup systems and components could materially impair the useful life, capacity, or operational capabilities of the satellite.
Satellites are subject to production and launch delays, launch failures, and damage or destruction during launch, the occurrence of which could materially and adversely affect our operations.
Delays in the production of future satellites and the manufacture or procurement of requisite components and launch vehicles, limited availability of appropriate launch windows, possible delays in obtaining regulatory approvals, satellite damage or destruction during launch, launch failures, or incorrect orbital placement could have a material adverse effect on our business, financial condition, and results of operations. The loss of, or damage to, a satellite due to a launch failure could result in significant delays in the anticipated revenue to be generated by that satellite. Any significant delay in the commencement of service of a satellite could delay or potentially permanently reduce the revenue anticipated to be generated by that satellite. In addition, if the loss of a satellite were to occur, we may not be able to accommodate affected customers with our other satellites or data from another source until a replacement satellite is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. An extended launch delay beyond planned contingency, launch failure, underperformance, delay or perceived delay could have a material adverse effect on our business prospects, financial condition, and results of operations. If delays were to occur and our remediation measures and process changes were not successful or if we experience issues with planned manufacturing improvements or design and safety, we could experience issues in scaling up further satellite production. Such delays could cause us to fail to reach our goal of expanding and scaling our constellation of satellites. A failure to reach a sufficient number of satellites in our constellation may impact the revisit rates we are able to offer our customers and limit our product offerings, thereby making us less attractive to existing and potential customers.
Launch vehicles may also underperform, in which case the satellite may still be placed into service by using its onboard propulsion systems to reach the desired orbital location, resulting in a reduction in its service life. In addition, although we intend to purchase launch insurance on all of our launches, if we were not able to obtain launch insurance on commercially reasonable terms and a launch failure were to occur, we would directly suffer the loss of the cost of the satellite and related costs.
Our business involves significant risks and uncertainties that may not be covered by insurance or insurance coverage may be insufficient or unavailable on acceptable cost and terms, if at all.
We endeavor to obtain insurance coverage from established insurance carriers to cover certain risks and liabilities related to our business. However, the amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Obtaining adequate insurance poses challenges as the price and availability of insurance fluctuates significantly and insurance market conditions or factors outside our control at the time we are in the market for the required insurance, such as failure of a satellite using similar components, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums, or we may be forced to purchase lower-cost policies that include terms less favorable to us, such as additional coverage exclusions or higher deductibles. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain, or we may not be able to obtain insurance at all.

Further, existing coverage may be canceled while we remain exposed to the relevant risks and we are unable to obtain insurance to protect against all operational risks, natural hazards and liabilities. Although we maintain insurance policies that we believe to be adequate, we cannot provide assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, such claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition, and results of operations.

We have historically purchased pre-launch and launch insurance to address the risk of potential systemic anomalies, failures, collisions with our satellites or other satellites or debris, or catastrophic events during launch, to the extent that insurance was available on acceptable premiums and other terms. The insurance proceeds received in connection with a partial or total loss of the functional capacity of any of our satellites would not be sufficient to cover the replacement cost of an equivalent satellite if we choose to replace such impacted satellite. In addition, this insurance will not protect us against all losses to our satellites due to specified exclusions, applicable deductibles and material change limitations, and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.
Although we maintain pre-launch and launch insurance coverage for our satellites, we do not maintain in-orbit lifecycle insurance coverage. Any damage or destruction to our satellites while in orbit as a result of anomalies, failures, collisions with our satellites or other satellites or debris, radiation damage or other catastrophic event will not be covered by insurance, and accordingly, we will be required to pay for the repair or replacement of such satellite which may have a material adverse effect on our financial condition, and results of operations.

We do not maintain third-party liability insurance with respect to our satellites. Accordingly, we currently have no insurance to cover any third-party damages that may be caused by any of our satellites, including personal and property insurance. If we experience significant uninsured losses, such events could have a material adverse impact on our business, financial condition, and results of operations.
Coordination results may adversely affect our ability to use our satellites in certain orbital locations for our proposed service or coverage area or may delay our ability to launch satellites and thereby limit our ability to provide our proposed services.
We will be required to record orbital locations and operational parameters of our satellites with the ITU (as defined below) and to coordinate with other satellite operators and national administrations the use of these orbital locations and operational parameters in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain orbital locations and the type of applications or services that we can accommodate. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use our satellites or certain orbital locations for our proposed service or coverage area, or we may lose interference protection for our satellites. The use of our satellites may also be temporarily or permanently adversely affected if the operation of other satellite networks do not conform to coordination agreements resulting in the acceptable interference levels being exceeded (such as due to operational errors associated with the transmissions to other satellite networks).
Natural disasters, unusual weather conditions, pandemic or epidemic outbreaks, terrorist acts and geopolitical events could disrupt our business or satellite launch schedules. Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and materially and adversely affect our operating results.
We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, acts of terrorism or disruptive geopolitical events (including the ongoing conflicts between Russia and Ukraine, in the Gaza Strip and the Red Sea region) where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructures and telecommunications failures. Furthermore, climate change has increased, and may continue to increase, the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.
The availability of many of our EO services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems, some of which are supported by third-party vendors that are not under our control. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events.
The occurrence and impact of any of the foregoing is difficult to predict, but one or more of them could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations, and/or cash flows.
Prolonged unfavorable weather conditions could negatively impact our operations.
In order for satellites to collect and deliver imagery effectively, the satellite must be able to view the desired area on a certain day and at a certain time as it passes overhead. Adverse weather conditions, such as clouds or haze, may prevent satellites from collecting data and imagery or could cause the satellite to experience technical difficulties communicating with the ground terminals or collecting imagery in the same quality or volume that was intended. In addition, space weather, such as solar flares, could take our satellites out of orbit, disrupt our ground communication networks and affect the decay rate of our satellites. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to the Change in Our Place of Incorporation

Previously, our organizational documents were governed by BVI law but upon effectiveness of the Domestication, they are now governed by Delaware law.

Following the Domestication, our organizational documents have changed and are now governed by Delaware law rather than BVI law. These new organizational documents and Delaware law contain provisions that differ in some respects from those in our previous organizational documents and BVI law. For a more detailed description regarding our new organizational documents, please see “Description of Registrant’s Securities” attached to this Report as Exhibit 4.1.

In connection with the Domestication, we lost our foreign private issuer (“FPI”) status and are now required to comply with the Exchange Act’s domestic reporting regime, which may cause us to incur significant legal, accounting and other expenses.

Prior to the effectiveness of the Domestication, we qualified as an FPI and therefore we were not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. Following the Domestication, we are no longer an FPI and are now required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for FPIs. We were also required to make changes in our corporate governance practices in accordance with various SEC and Nasdaq rules. The regulatory and compliance costs to us under U.S. securities laws to comply with the reporting requirements applicable to a U.S. domestic issuer will likely be significantly higher than the cost we have historically incurred as an FPI. As a result, we expect that the loss of FPI status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. We expect that complying with the rules and regulations applicable to U.S. domestic issuers will make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board and members of our senior management.

Following the Domestication, certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board or current management and may adversely affect the market price of our common stock.

Following the Domestication, our Delaware certificate of incorporation and bylaws contain certain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:

•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;

•the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•a prohibition on stockholder action by written consent (unless unanimous), which may force stockholder action to be taken at an annual or special meeting of our stockholders;

•the requirement that a special meeting of stockholders may be called only by or at the direction of the Board, acting pursuant to a resolution adopted by the affirmative vote the majority of the total number of directors then in office, or by the chairperson of the Board (who is required to call such meeting whenever requested in writing by stockholders representing at least 30% of the voting power of the outstanding voting stock), which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•the ability of our Board, by majority vote, to amend our bylaws, which may allow our Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt;

•advance notice procedures with which stockholders must comply to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•while we have opted out of Section 203 of the DGCL, our Delaware certificate of incorporation a prohibition on engaging in any business combination (as defined in our Delaware certificate of incorporation) with an “interested stockholder” for a period of three years subsequent to the time that the stockholder became an interested stockholder, unless (1) prior to such time, the Board approves the business combination or the transaction in which the stockholder became an interested stockholder, (2) upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owns at least 85% of the outstanding voting stock (with certain exclusions), or (3) at or after the person becomes an interested stockholder, the business combination is approved by the Board and authorized by a vote of at least 66 2/3% of the outstanding voting stock not owned by the interested stockholder (our Delaware certificate of incorporation provides that the Liberty Investor, Cantor Fitzgerald L.P. and Emiliano Kargieman and any of their respective affiliates and associates will not constitute “interested stockholders” for purposes of these provisions).

•These provisions may prohibit or deter large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

The anticipated benefits of the Domestication are subject to numerous risks and uncertainties, and may not materialize.

Acquiring D&I related governmental contracts, including D&I contracts with U.S. governmental agencies, is part of our growth strategy. We anticipate that the Domestication will reduce barriers to our pursuit of D&I-related contracts with U.S. governmental customers. However, our ability to obtain defense-related contracts with U.S. governmental customers is subject to numerous risks, including among others, the demand for EO services (or the demand for their incorporation into defense programs), our ability to comply with laws, regulations and rules applicable to U.S. governmental customers designed to mitigate against the potential for undue foreign ownership control and ownership, including our ability to make changes to our management and corporate governance structure in order to comply with such laws, rules and regulations, changes in government administration and national priorities, competition from other suppliers, and consolidation amongst U.S. defense industry contractors, which may decrease our relative bargaining power. Any such adverse impact to our ability to successfully obtain D&I-related contracts with U.S. governmental agencies following the Domestication may negatively impact our business and financial condition.

Our Delaware certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Following the Domestication, our Delaware certificate of incorporation provides that, with certain limited exceptions, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any director or officer of the Company owed to us or our stockholders, creditors or other constituents, (iii) any action asserting a claim against us or any director or officer of the Company arising pursuant to any provision of the DGCL or our Delaware certificate of incorporation or our Delaware bylaws, or (iv) any action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Risks Relating to Legal and Regulatory Matters
We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to maintain U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
We have a global supply chain of upstream and downstream partners including manufacturers, suppliers and launch providers from a number of countries including the U.S. Based on these activities and our obligations under our NOAA licenses, we are required to comply with U.S. export control laws and regulations, including the Export Administration Regulations (“EAR”), administered by the U.S. Department of Commerce’s Bureau of Industry and Security. Pursuant to this regulation, we may be required, among other things, to (i) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (ii) obtain licenses or other forms of U.S. government authorization to conduct some business related transactions. Violations of applicable export control laws and related regulations could result in criminal and administrative penalties, including fines, possible denial of export privileges, and debarment, which could have a material adverse impact on our business, including our ability to enter into contracts or subcontracts for U.S. government customers. U.S. export licenses are required to transfer or make accessible certain of our products, software and technical information to our non-U.S. employees (called “deemed exports”).
The inability to secure and maintain other necessary export authorizations could negatively impact our ability to successfully compete or to operate our business as planned. For example, if we were unable to obtain or maintain our licenses to export certain spacecraft hardware, we would effectively be prohibited from launching our satellites from certain non-U.S. locations, which would limit the number of launch providers we could use. In addition, if we were unable to obtain a Department of State Technical Assistance Agreement to export certain launch related services, we would experience difficulties with or even be unable to perform integration activities necessary to safely integrate our transfer satellites to non-U.S. launch vehicles. In both cases, these restrictions could lead to higher launch costs which may have a material adverse impact on our results of operations. Similarly, if we were unable to secure effective export licensure to authorize the full scope of activity with a foreign partner or supplier, we may be required to make design changes to spacecraft or updates to our supplier chain, which may result in increased costs to us or delays in satellite launches.
Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. There is no inherent right to perform an export and, given the significant discretion the U.S. government has in adjudicating such authorizations in furtherance of U.S. national security and foreign policy interests, there can be no assurance we will be successful in our current and future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.
In addition, U.S. export control laws continue to change. For example, the control lists under the ITAR and the EAR are periodically updated to reclassify specific types of export-controlled technology, meaning that any changes to the jurisdictional assignment of controlled data or hardware used by us could result in the need for different export authorizations, each then subject to a subsequent approval. Similarly, should exceptions or exemptions under the EAR or ITAR, respectively, be changed, our activities otherwise authorized via these mechanisms may become unavailable and could result in the need for additional export authorizations.
Additionally, changes to the administrative implementation of export control laws at the agency level may suddenly occur as a result of geopolitical events, which could result in existing or proposed export authorization applications being viewed in unpredictable ways, or potentially rejected, as a result of the changed agency level protocol.
Our current business and operations require that we operate in compliance with and under the purview of some U.S. regulatory bodies.
With recent changes related to our positioning to serve U.S. government customers, our satellite operations are subject to U.S. regulation.
The raw data collected by our constellation is collected through a series of ground stations strategically located in several global locations. We have a primary mission command control center in the U.S. that has ultimate operational control of our constellation and is supported by additional teams in each of Spain and Argentina. With the shift of ultimate operational constellation control to the U.S. last year, Satellogic filed for an operator’s license with NOAA which was granted in November 2023. We are currently pursuing a license with the Federal Communications Commission (“FCC”).

We also find that we are subject to directly and through our contract with SpaceX for launch of our satellites, the U.S. regulations of FAA licensing requirements. We have taken appropriate measures to assure full compliance with these and similar regulations.
If we are successful in becoming a U.S. governmental contractor, our business will be subject to significant U.S. regulations, and reductions or changes in U.S. government spending, including the U.S. defense budget, could reduce our revenue and adversely affect our business.
A large part of our growth strategy includes obtaining U.S. governmental agency customers, particularly in D&I, as well as U.S. commercial customers. If or when we contract with the U.S. government or, in certain circumstances, retain services from U.S. service providers, we must comply with a variety of U.S. laws and regulations. A violation of these laws and regulations could result in the imposition of fines and penalties to us or our customers or the termination of our or their contracts with the U.S. government. As a result, there could be a delay in our receipt of orders from our customers, a termination of such orders, or a termination of any contracts between us and the U.S. government.
•Our potential future contracts with U.S. and international defense contractors or directly with the U.S. government may be on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes in regulatory application to our business could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency (“DCAA”) for certain of our products or services. Such changes could also trigger contract coverage under the Cost Accounting Standards (“CAS”) applicable to certain U.S. government procurements, further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain contracts may increase our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-covered contracts.
•We would be subject to the Defense Federal Acquisition Regulation Supplement (“DFARS”) and the Department of Defense (“DoD”) and federal cybersecurity requirements, in connection with any defense work we perform in the future for the U.S. government and defense prime contractors. Amendments to DoD cybersecurity requirements, such as through amendments to the FAR or DFARS, may increase our costs or delay the award of contracts if we are unable to certify that we satisfy such cybersecurity requirements.
•The U.S. government or a defense prime contractor customer could require us to relinquish data rights to a product in connection with performing work on a defense contract, which could lead to a surrender of valuable technology and intellectual property in order to participate in a government program.
•We may enter into cost reimbursable contracts with the U.S. government or a defense prime contractor customer that could offset our cost efficiency initiatives.
•We may be subject to various U.S. federal export-control statutes and regulations, which may affect our business with, among others, international defense customers. In certain cases, the export of our products and technical data to foreign persons, and the provision of technical services to foreign persons related to such products and technical data, may require licenses from the U.S. Department of Commerce or the U.S. Department of State. The time required to obtain these licenses, and the restrictions that may be contained in these licenses, may result in us being at a competitive disadvantage with international suppliers who are not subject to U.S. federal export control statutes and regulations. In addition, violations of these statutes and regulations can result in civil and, under certain circumstances, criminal liability as well as administrative penalties which could have a material adverse effect on our business, financial condition, and results of operations.
•Sales to U.S. prime defense contractor customers as part of foreign military sales (“FMS”) programs combine several of the different types of risks and uncertainties highlighted above, including risks related to government contracts, risks related to defense contracts, timing and budgeting of foreign governments, and approval from the U.S. and foreign governments related to the programs, all of which may be impacted by macroeconomic and geopolitical factors outside of our control.

•We may in the future derive a portion of our revenue from programs with governments and government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulations. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. Therefore, our access to classified information in connection with the performance of a U.S. government contract may be limited to certain of our employees with appropriate security clearances. When accessing sensitive information, we must comply with security requirements pursuant to the National Industrial Security Program Operating Manual (“NISPOM”), administered by the Defense Counterintelligence and Security Agency (“DCSA”), and other U.S. government security protocols. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to sensitive information, loss of a U.S. government contract, or potentially debarment as a government contractor. Further, the DCSA has transitioned its review of a contractor’s security program to focus on the protection of controlled unclassified information and assets. Failure to meet DCSA’s new, broader requirements could adversely impact the ability to obtain new business as a government contractor.
•We may need to invest additional capital to build out higher level security infrastructure at certain of our facilities to be awarded contracts related to defense programs with higher level security requirements. Failure to invest in such infrastructure may limit our ability to obtain new contracts with defense programs.
•We may be required to purchase certain products that are manufactured in the United States and other relatively high-cost manufacturing locations under the Buy American Act or other regulations, and we may not manufacture or source all products in locations that meet these requirements, which may preclude our ability to sell some products or services.
•In order to obtain D&I contracts with agencies and departments of the U.S. government, we may also have to make changes to our management and corporate governance structure to comply with applicable regulations. See “The anticipated benefits of the Domestication are subject to numerous risks and uncertainties, and may not materialize” above for additional information.
If we were to become a contractor to agencies and departments of the U.S. government, it would likely result in us being subject to routine investigations and reviews relating to compliance with various laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others. These investigations and reviews may be conducted without our knowledge. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not such allegations are unfounded. If our reputation or relationship were impaired due to these investigations, or if we could not obtain contracts with the U.S. government and the U.S. government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and ability to attract new business could be adversely affected.
In addition, spending authorizations for defense-related and other programs by the U.S. government have historically fluctuated, and future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not expect to provide services. Any contract we may enter into with the U.S. government and its agencies will generally be conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds on a fiscal year basis, even though contract performance may extend over many years. In recent years, there has been a pattern of delays in the finalization and approval of the U.S. government budget, which can create uncertainty over the extent of future U.S. government demand for our services.
Failure to comply with the requirements of the National Industrial Security Program could jeopardize our ability to provide our products and services to the U.S. government.
A large part of our growth strategy includes seeking U.S. governmental agency customers, particularly in D&I, though we have not acquired any U.S. governmental agency customers to date. Obtaining contracts with certain U.S. governmental agencies may require us to maintain national security clearance and mitigation elements under the National Industry Security Program. Obtaining and maintaining national security clearances involves a lengthy process. Going forward, we will require a facility clearance to meet the requirements of D&I EO solicitations.

Our business with governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.
We have entered into contracts with governments, including a three-year $6 million Constellation-as-a-Service contract with the Republic of Albania, and governmental agencies to provide our products and services. This subjects our business to laws and regulations applicable to companies doing business with the applicable government. These government contracts customarily contain provisions that give the applicable government substantial rights and remedies, many of which are unfavorable to counterparty contractors and are not typically found in commercial contracts. For instance, most government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in such event, the counterparty to the contract may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Further, typically where the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
Government contracts often also contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies often allow government customers, among other things, to:
•terminate existing contracts for convenience with short notice;
•reduce orders under or otherwise unilaterally modify contracts;
•for contracts subject to the Truthful Cost or Pricing Data Act, reduce the contract price or cost where it was increased because we or a subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;
•for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if we provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give us an unfair advantage over competing contractors, or the existence of conflicting roles that might bias our judgment;
•subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•suspend or debar us from doing business with the applicable government; and
•control or prohibit the export of our services.
In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our gross margins, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:
•retainage or contract insurance guarantee requirements under which we are obligated to provide a deposit equal to a percentage of the relevant contract value, which deposit is retained by the customer to cover any loss incurred due to our failure to perform and returned only upon satisfactory completion of the contract;
•specialized disclosure and accounting requirements unique to government contracts;
•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•public disclosures of certain contract and company information that may harm our competitive position or we would otherwise prefer not to disclose;
•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements; and
•requirements to procure certain materials, components and parts from supply sources approved by the customer.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. New regulations or procurement requirements (including, for example, regulations regarding counterfeit and corrupt parts, supply chain diligence and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under such contract and applicable law.
Further, changes in governmental policies, priorities, regulations, requirements applicable to commercial data and imagery providers, mandates or funding levels, the imposition of budgetary constraints or a decline in government support or deferment of funding for programs in which we or our customers participate could result in contract terminations, delays in contract awards, reduction in contract scope, performance penalties or breaches of our contracts, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could materially and adversely impact our business, financial condition, and results of operations.
Our business is subject to a wide variety of additional extensive and evolving government laws and regulations. Failure to comply with such laws and regulations could have a material adverse effect on our business.
We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to our space transport operations, employment and labor, health care, tax, privacy and data security, health and safety, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries (such as the NewSpace sector), and we cannot reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We monitor these developments and devote a significant amount of management’s time and internal and external resources towards compliance with these laws, regulations and guidelines, and such compliance places a significant burden on management’s time and other resources, and it may limit our ability to expand into certain jurisdictions. Moreover, changes in law, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition. Failure to comply with these laws or regulations or failure to satisfy any criteria or other requirement under such laws or regulations, such as with respect to obtaining and maintaining licenses, certificates, authorizations and permits critical for the operation of our business, may result in civil penalties or private lawsuits, or result in a delay in our obtaining or the denial, suspension or revocation of licenses, certificates, authorizations or permits necessary to operate our business.
The U.S. and foreign governments may revise existing contract or procurement rules and regulations, or adopt new contract or procurement rules and regulations, at any time and may also implement restrictions or apply pressure regarding the type and amount of services the government or its contractors (including us) may obtain from private contractors. Such changes could impair our ability to obtain new contracts or renew contracts under which we currently perform when those contracts are eligible for re-competition. Any new contracting methods could be costly or administratively difficult for us to implement, which could adversely affect our business, results of operations and financial condition.
Additionally, regulation of our industry is still evolving, and new or different laws or regulations could affect our operations, increase our direct compliance costs or cause our third-party suppliers or contractors to raise prices for us because of increased compliance costs. For example, the Federal Communications Commission has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations. The adoption of a multi-layered regulatory approach to any one of the laws or requirements to which we are or may become subject, particularly where the layers are in conflict, could require alteration of our manufacturing processes or operational parameters, which may adversely impact our business. Further, due to the evolving nature of these requirements, we may not be in compliance with all such requirements at all times and, even when we believe we are in compliance, a regulatory agency may determine that we are not.

Any changes in applicable laws or regulations could adversely affect our business and financial condition. Any material failure to comply with applicable laws or regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting.
We are subject to the orbital slot and spectrum access requirements of the International Telecommunication Union (“ITU”) and the regulatory and licensing requirements of each of the countries in which we provide services, operate facilities, or license terminals, and our business is sensitive to regulatory changes in those countries and elsewhere.
The telecommunications industry is highly regulated, and we depend on access to orbital slots and spectrum resources to provide satellite services. The ITU and U.S. and other nations’ regulators allocate spectrum for satellite services, and may change these allocations, which could change or limit how our current satellites are able to be used. In addition, we are required to maintain regulatory approvals, and from time to time obtain new regulatory approvals, from various countries in connection with providing satellite capacity, ground network uplinks, downlinks and other value-added or managed services to our customers. Obtaining and maintaining these approvals can involve significant time and expense. If we cannot obtain, or are delayed in obtaining, the required regulatory approvals, we may not be able to provide these services to our customers, operate facilities and terminals, or expand into new products or services. In addition, the laws and regulations to which we are subject could change at any time, thus making it more difficult for us to obtain new regulatory approvals or causing our existing approvals to be revoked or adversely modified. Because regulatory schemes vary by country, we may also be subject to regulations of which we are not presently aware, and which could subject us to sanctions by a government that could materially and adversely affect our operations in that country. If we cannot comply with the laws and regulations that apply to us, we could lose our revenue from services provided to the countries and territories covered by these laws and regulations and be subject to criminal or civil sanctions.
Increasing regulatory and customer focus on data privacy issues and expanding laws may impact our business or expose us to increased liability.
We collect and process customer data, which may include personal data. Due to the sensitivity of the information and data we expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. We have pursued and obtained our Data Privacy Framework certification to assure our compliance with the principles governing data transfers. A variety of U.S. federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.
We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the European Economic Area (the “EEA”) and elsewhere may increase our compliance costs and legal liability.
We are also subject to additional privacy laws and regulations, many of which, such as the European Union’s General Data Protection Regulation (“GDPR”) and national laws supplementing the GDPR, as well as legislation substantially implementing the GDPR in the United Kingdom, are significantly more stringent than those currently in effect in the United States. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA and includes significant penalties for noncompliance, which for the most serious violations may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide revenues for the preceding financial year. The United Kingdom’s version of the GDPR, which it maintains along with its Data Protection Act (collectively, the “UK GDPR”), also provides for substantial penalties that, for the most serious violations, can be the greater of £17.5 million or 4% of a group’s worldwide revenues for the preceding financial year. The GDPR, the UK GDPR, and other similar regulations require companies to give specific types of notice and informed consent is required for certain actions, and the GDPR and the UK GDPR each impose additional conditions in order to satisfy such consent, such as bundled consents.
The GDPR, the UK GDPR, and other state and global laws and regulations have increased our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. The EU Commission completed a thorough assessment of the adequacy of the U.S. with regard to data privacy protections that may be applied to the information of EU data subjects. Subsequent to the review, the EU Commission reached an adequacy decision that the United States ensures an adequate level of protection for personal data transferred from the EU to companies participating in the EU-US Data Privacy Framework. Satellogic chose to document and submit for certification under the EU-US Data Privacy Framework and the UK extension to the Data Privacy Framework, both of which we obtained in October 2023.
New privacy laws and regulations are under development at the U.S. federal and state level and in many international jurisdictions. Any actual or perceived failure to comply with the data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Additionally, we store customer information and content and if our customers fail to comply with their contractual obligations or applicable laws, it could result in litigation or reputational harm to us. The GDPR, UK GDPR, and other laws, regulations, standards and self-regulatory codes may affect our ability to reach current and prospective customers, understand how our offerings and services are being used, respond to customer requests allowed under the laws, and implement our new business models effectively. These new laws and regulations would similarly affect our competitors and our customers. These requirements could impact demand for our offerings and services and result in more onerous contract obligations and impose other costs that have increased and are likely to further increase over time.
We are subject to anti-corruption and anti-bribery laws in various countries, including but not limited to the U.S. Foreign Corrupt Practices Act. We can be subject to criminal and civil liability and other serious consequences for violations of such laws, which can harm our business.
We are subject to applicable anti-corruption and anti-bribery laws in the countries in which we do or will conduct our business, including but not limited to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and other, similar laws. We can, in certain circumstances, be held liable for violations of such laws committed by our employees, agents, contractors and others acting on our behalf, even if we do not explicitly authorize or have actual knowledge of such activities. We can also, in certain circumstances, be held liable for prior violations of such laws committed by us. Any violations of these laws and regulations may result in substantial civil, criminal and administrative fines and penalties, remedial measures and legal expenses, and other collateral consequences, all of which could adversely affect our business, results of operations, financial condition, and reputation.
Although we maintain anti-corruption policies and procedures designed to address the risk of bribery, corruption and related misconduct, certain of our activities and operations present risk from an anti-corruption perspective. We have an extensive geographic scope of operations (current and projected) and are active or pursuing business in countries that can present heightened anti-corruption compliance risks. Our target customer base also includes governments and government instrumentalities, and contracting with such entities can increase a company’s compliance risk exposure since, among other things, the representatives of such entities are typically considered to be “foreign officials” under the FCPA and may be similarly characterized under other relevant anti-corruption laws. In certain countries, we also work with third parties, such as business development agents, distributors, and resellers, including to interact with public officials on our behalf. As our operations and sales activities continue to expand, our policies and procedures will similarly have to expand to adequately address the risks presented by our activities, and we may fail to adequately expand our policies and procedures to address these increased risks, which could adversely affect our business, results of operations, financial condition and reputation.
Risks Relating to Our Intellectual Property, Data Privacy and Information Security
We may be unable to protect our intellectual property rights. Disclosure of trade secrets could cause harm to our business.
To protect our proprietary rights, we rely on a combination of patents, trademarks and trade secret laws, and confidentiality agreements and license agreements with consultants, vendors and customers. Our efforts to protect our intellectual property and proprietary rights may not be sufficient. Although we apply rigorous standards, documents and processes to protect our intellectual property, there is no absolute assurance that the steps taken to protect our technology will prevent misappropriation or infringement. Our ability to enforce and protect our intellectual property rights may be limited in certain jurisdictions, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
We attempt to protect our trade secrets and other proprietary information by entering into confidentiality, licensing and invention assignment agreements or other contracts with similar provisions with third parties and our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover, or reverse engineer our trade secrets and proprietary information, and, in such cases, we could not assert any intellectual property rights against such parties. Litigation may be necessary to enforce or protect our intellectual property rights or our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigating a claim that a party illegally or unlawfully obtained and uses our trade secrets without authorization is difficult, expensive and time consuming, and the outcome is unpredictable. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Any litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others could result in substantial costs and diversion of resources, with no assurance of success.
We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate. We currently have 30 issued patents, two issued utility models and 49 patent applications pending in nine jurisdictions. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application concerning the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, we cannot be certain that the patent applications that we file will be granted. Further, the scope of protection of issued patent claims is often difficult to determine.
Patents, if issued, may be challenged, invalidated or circumvented. If our patents are invalidated or found to be unenforceable, we will lose the ability to exclude others from making, using or selling the inventions claimed. Moreover, an issued patent does not guarantee us the right to use the patented technology or commercialize a product using that technology. Third parties may have blocking patents that could be used to prevent us from developing our product either on our anticipated timeline or at all. Thus, patents that we may own in the future may not allow us to exploit the rights conferred by our intellectual property protection. Even if issued, patents may not be issued with claims sufficiently broad to protect our technologies or may not provide us with a competitive advantage against competitors with similar technologies. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. Further, the laws of certain countries may not adequately protect proprietary rights, and mechanisms for enforcement of intellectual property rights in such countries may be inadequate. Our competitors may also design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
In addition, the Secured Convertible Notes are secured by substantially all of our assets, including our intellectual property. Following an event of default on our obligations under the Secured Convertible Notes, the holder could foreclose on its security interests and liquidate or take possession of substantially all of our assets, including our intellectual property, which could materially adversely impact our business and results of operations.
Our technology may violate the proprietary rights of third parties and our intellectual property may be misappropriated or infringed upon by third parties, each of which could have a negative impact on our operations.
If any of our technology violates the intellectual property rights of any third party, including copyrights and patents, such third party may assert infringement claims against us. Certain software and other intellectual property used by us or in our satellites, systems and products make use of or incorporate licensed software components or other licensed technology. Any claims brought against us may result in limitations on our ability to use the intellectual property subject to these claims. We may be required to redesign our satellites, systems or products or to obtain licenses from third parties to continue offering our satellites, systems or products to avoid substantially re-engineering such satellites, systems or products.

Our intellectual property rights may be invalidated, circumvented, challenged, infringed or required to be licensed to others. An infringement or misappropriation claim, whether or not unfounded, could harm any competitive advantage we currently derive or may derive from our proprietary rights.
Data breaches or incidents involving our technology or products could damage our business, reputation and brand and substantially harm our business and results of operations.

If our data and network infrastructure were to fail, or if we were to suffer an interruption or degradation of services in our data center, third-party cloud, or other infrastructure environments, we could lose important manufacturing and technical data, which could harm our business. Our facilities, as well as the facilities of third parties that maintain or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired and our business could be adversely affected. A decision to close facilities without adequate notice or other unanticipated problems could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyberattacks, sabotage, intentional acts of vandalism and other misconduct from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our customers. To date, we have not experienced a cybersecurity incident that has resulted in any material impact on our business strategy, results of operations, financial condition or on our ability to run our business. However, any such cybersecurity incident, including if we are unable to effectively resolve breaches in a timely manner, could result in damage to the market perception of the effectiveness of our security and privacy measures, result in negative publicity arising from these types of disruptions damage our reputation, and could have a material adverse effect on our business, operations and financial results. Furthermore, a security event that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of government security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of services we offer as well as increase the number of customers and the countries within which we do business.
We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of our data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and new, advanced attacks against information systems create the risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
In connection with the rise of work-from-home arrangements in recent years, there has been a spike in cybersecurity attacks. Increases in such work-from-home arrangements have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. Cyber attacks have become more sophisticated and much harder to detect and defend against, including as a result of evolving artificial intelligence capabilities, which can directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Our network and storage applications may be vulnerable to cyber attack, malicious intrusion, malfeasance, attacks by foreign governments and state-sponsored actors, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff. As cyber threats continue to evolve, including those involving artificial intelligence capabilities, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. We expect to continue to maintain cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Additionally, as a result of the intensification of cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine and associated activities in Ukraine and Russia, as well as the ongoing conflicts in the Gaza Strip and the Red Sea region, the volume and sophistication of attempted cybersecurity attacks has increased throughout the world. We believe those risks may be particularly heightened for us and other providers of geospatial intelligence. We believe these conflicts create a heightened risk of cyber attacks on our infrastructure, systems and operations. The risk of cyberattack on us may be higher than that on our competitors due to our commitment to providing satellite imagery only to those organizations that will use our imagery for peaceful purposes as stated in our Terms of Use and as we have publicly stated.
Recurrent or prolonged unavailability of our services due to attacks could cause users to cease using our services and materially adversely affect our business, prospects, financial condition, and results of operations. We use software which we have developed, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may occasionally result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business, reputation and ability to execute our business plan, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate.
Our technologies contain “open source” software, and any failure to comply with the terms of one or more of these open-source licenses could negatively affect our business.
We utilize open-source software licensed from third parties on a limited basis. We primarily use this software in limited cases such as in connection with satellite testing. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license these modifications or derivative works under the terms of a particular open-source license or other license granting third-parties certain rights of further use. In addition to risks related to license requirements, use of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open-source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. If we were found to have inappropriately used open-source software, we may be required to take certain remedial actions that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition, results of operations, and growth prospects. In addition, if the open-source software we use is no longer maintained by the relevant developer or open-source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from others seeking to enforce the terms of an open-source license, including by demanding release under certain open-source licenses of the open-source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional R&D resources to modify our technologies, any of which could adversely affect our business.
General Business Risks
We rely on the significant and specialized expertise of our senior management, engineering, sales and operational staff and must retain and attract qualified and highly skilled personnel in order to grow our business successfully. If we are unable to build, expand, and deploy additional management, engineering, sales and operational staff in a timely manner, or if we are unable to hire, retain, train, and motivate such personnel, our growth and long-term success could be adversely impacted.
Our performance is substantially dependent on the continued services and performance of our senior management and our highly qualified team of engineers and data scientists, many of whom have numerous years of experience and specialized expertise in our business and industry. Competition for hiring these employees is intense, especially regarding engineers and data scientists with specialized skills required for our business, and we may be unable to hire and retain enough engineers and data scientists to implement our growth strategy. Maintaining a positive, diverse, and inclusive culture and work environment, offering attractive compensation, benefits and development opportunities, and effectively implementing processes and technology that enable our employees to work effectively are important to our ability to attract and retain employees. If we are not successful in hiring and retaining highly qualified engineers, data scientists and other skilled personnel, we may not be able to extend or maintain our engineering and data science expertise, and our future product development efforts could be adversely affected.
Our future success also depends on the successful execution of our strategy to increase sales to customers, identify and engage new customers, and penetrate the U.S. market and new non-U.S. markets, which will depend on, among other things, our ability to build and expand our sales organization and operations. Identifying, recruiting, training, and managing qualified sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations.
In addition, our failure to implement adequate succession plans for key executives or the failure of key employees to successfully transition into new roles, for example, as a result of organizational changes and attrition, could have an adverse effect on our businesses and operating results. The unexpected or abrupt departure of one or more of our key personnel and the failure to effect smooth key personnel transitions may have an adverse effect on our businesses resulting from the loss of such personnel’s skills, knowledge of our businesses, and years of industry experience. If we cannot effectively manage leadership transitions and management changes in the future, our reputation and future business prospects could be adversely affected.
We may become involved in litigation that may materially adversely affect us.
From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot give any assurance that the results of any of these actions will not have a material adverse effect on our business.
Continuing inflation and/or elevated interest rates for prolonged periods could have an adverse effect on our business, financial condition, and results of operations.
Economic factors, such as continuing inflation and elevated interest rates for prolonged periods in Argentina and other jurisdictions in which we operate or source materials, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the Secured Convertible Notes bear interest at a variable rate. Any future indebtedness we may incur in the future may also bear interest at variable rates. Accordingly, if interest rates increase, so could our interest costs, which may have an adverse effect on our business, results of operations and financial condition.

Risks Relating to being a Public Company
We have incurred and will continue to incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition, and results of operations.
We face a significant increase in insurance, legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the securities exchanges, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules and regulations promulgated and to be promulgated thereunder, and the Public Company Accounting Oversight Board (“PCAOB”), together impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created an audit and finance committee, and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with SEC reporting requirements to which we are subject. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in our internal controls over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. Additionally, following the effectiveness of the Domestication, we will also lose our FPI status, which will result in our incurring additional legal, accounting and other expenses which we would not otherwise incur as an FPI. Being a public company could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage with increased self-retention risk or incur substantially higher costs to obtain the same or similar coverage. Being a public company could also make it more difficult and expensive for us to attract and retain qualified persons to serve on the Board, Board committees or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock or our Public Warrants, fines, sanctions and other regulatory action and potentially civil litigation.
The additional reporting and other obligations imposed by various rules and regulations applicable to public companies will increase our legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money and other resources that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
The ability of management to operate the business successfully is largely dependent upon the efforts of certain of our key personnel. The loss of such key personnel could negatively impact our operations and financial results.
Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees. We cannot be certain that we can retain these employees. The loss of services of one or more of these or other key personnel could have a material adverse effect on our business, operating results, and financial condition if we are unable to secure replacement personnel, either internally or through our recruitment programs and initiatives to secure replacement personnel that have sufficient experience in our industry or in the management of businesses similar to ours. If we fail to develop, compensate, and retain a core group of senior management and other key employees and address issues of succession planning, it could hinder our ability to execute our business strategies.
Risks Relating to Our Common Stock and Warrants
The dual class structure of our common stock has the effect of concentrating voting control with certain of our stockholders and limiting our other stockholders’ ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Class A common stock may view as beneficial.

The Class A common stock have a number of votes per share to equal the number of votes controlled by the Liberty Investor, while Class A common stock have one (1) vote per share. Our founder and Chief Executive Officer, Emiliano Kargieman, owns 13,582,642 shares of Class B common stock), which are entitled to 1.472467906 votes per share, granting him 100% of the voting power of the Class B common stock and 19.0% of the voting power of our common stock as of March 14, 2025. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock. In addition, on March 8, 2023, pursuant to the Liberty Letter Agreement, and following the forfeiture of a certain number of shares of Class B common stock in connection with the Forfeiture Event under the Merger Agreement as described below, we approved an amendment to our governing documents in effect as of such date, pursuant to which the number of votes per share of Class B Ordinary Share was increased from 1.463844005 to 1.472467906 in order to make the aggregate number of votes attributable to holders of Class B common stock equal to the aggregate number of votes attributable to the Liberty Shares. This amendment had the impact of reinforcing the voting power and control of Mr. Kargieman, and may result in the continuation of the aforementioned risks to stockholders.

We cannot predict whether the dual class structure of our common stock will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers, such as FTSE Russell, have announced restrictions on including companies with multiple class share structures in certain of their indexes. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A common stock.

In addition, our Secured Convertible Notes are convertible in Class A common stock at a rate of 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible Notes, subject to certain customary anti-dilution provisions. As of December 31, 2024, the conversion of the Secured Convertible Notes would result in the holder holding approximately 23.3% of our outstanding Class A common stock and 19.3% of the voting power of our common stock. Along with the significant voting power held by Mr. Kargieman, this would result in a significant concentration in the voting power of our common stock, meaning that other stockholders may have little influence in determining the outcome of corporate actions requiring stockholder approval, and which could have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our Secured Convertible Notes. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they adversely change their recommendations regarding our securities, the price and trading volume of our securities could decline.
The trading market for our securities may be influenced by the research and reports that industry or securities analysts may publish about us or our business, market, or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease such coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Following a forfeiture event under the Merger Agreement, certain holders of our Class A common stock may be issued additional Class A common stock if the trading price of the Class A common stock then meets certain earn-out thresholds. Such issuance would dilute existing holders.
Pursuant to the Merger Agreement, certain of our stockholders forfeited for cancellation an aggregate of 310,127 shares of Class A common stock on May 12, 2022, and an equal number of Class A common stock were issued to certain other of our stockholders (the “Forfeiture Event”). However, pursuant to the Merger Agreement, following the Forfeiture

Event, if at any time during the five year period following the Closing Date, the closing price of the Class A common stock is at or above $15.00 for ten (10) trading days (which need not be consecutive) over a twenty (20) trading day period, the stockholders who had forfeited shares in the Forfeiture Event will then receive a number of newly issued shares of Class A common stock equal to the number of shares that they had previously forfeited, or 310,127 shares of Class A common stock.
The market price of our Class A common stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

Fluctuations in the price of our Class A common stock could contribute to the loss of all or part of your investment. The trading price of our Class A common stock has been, and may continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A common stock and our Class A common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our Class A common stock may not recover and may experience a further decline.
Factors affecting the trading price of our Class A common stock may include:

•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to it;

•changes in the market’s expectations about our operating results;

•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;

•“short squeezes”;

•success of competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate;

•operating and share price performance of other companies that investors deem comparable to us;

•our ability to market new and enhanced products and technologies on a timely basis;

•changes in laws and regulations affecting our business;

•our ability to meet compliance requirements;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of Class A common stock available for public sale;

•any major change in the Board or management;

•sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for our Class A common stock and the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Content available in public media that is published by third parties, including blogs, posts, articles, message boards and social and other media, may include statements not attributable to us and may not be reliable or accurate.

We have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, posts, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. You should read carefully, evaluate and rely only on the information contained in this Report in determining whether to purchase our Class A common stock. Information or other media provided by third parties may not be reliable or accurate and could materially impact the trading price of our Class A common stock which could cause stockholders to lose their investments.

Substantial future sales of shares of our Class A common stock or other securities could cause the market price of our Class A common stock to decline.

The sales of a substantial number of shares of our Class A common stock, or the perception that such sales could occur, could adversely affect the price for our Class A common stock. We have also filed registration statements with the SEC registering (a) the resale of up to 25,000,000 shares of Class A common stock issuable upon the conversion of the Secured Convertible Notes, all of which remain unsold, and (b) the sale of up to $150,000,000 aggregate amount of Class A common stock. The issuance or resale, or expected or potential issuance or resale, of a substantial number of shares of our Class A common stock in the public market could adversely affect the market price for our Class A common stock, result in dilution and make it more difficult for you to sell your Class A common stock, at times and prices that you feel are appropriate.
In the future, we may attempt to increase our capital resources by making offerings of debt, including additional Secured Convertible Notes, or additional offerings of equity securities. In connection with the issuance of the Secured Convertible Notes, we entered into a side letter which provides the purchaser with pre-emptive rights, in order to maintain its as-converted ownership percentage on the same basis as new capital raised. Accordingly, for so long as the purchaser holds Secured Convertible Notes, it will be entitled to acquire, upon the same terms and at the same price to be paid by other holders, its pro rata portion of any Class A common stock (or securities convertible into Class A common stock), other than issuances under the Company’s incentive compensation plans, issued by us.

Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our Class A common stock and may result in dilution of owners of our Class A common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Upon liquidation, holders of our debt securities and preferred stock (if any), and lenders with respect to other borrowings, will receive a distribution of our available assets prior to the holders of our Class A common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Class A common stock, or both. Any preferred stock we issue in the future could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our Class A common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our Class A common stock bear the risk of our future offerings reducing the market price of our Class A common stock and diluting their ownership interest in us.
There can be no assurance that our Class A common stock or the Warrants will remain listed on Nasdaq, or that we will be able to comply with the continued listing standards of Nasdaq.
If Nasdaq chooses to delist us for failure to meet their listing standards, we and our stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock are a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•a limited amount or absence of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are now applicable to us. If we are not able to implement the additional requirements of Section 404(a) of the Sarbanes-Oxley Act in a timely manner or fail to adequately comply with those requirements, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A common stock.
Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we file our first Form 10-K following the date on which we cease to qualify as an “emerging growth company,” which may be up to five full fiscal years following the date of the first sale of common equity securities pursuant to an effective registration statement. If such an evaluation were performed, control deficiencies could be identified by our management, and those control deficiencies could also represent one or more material weaknesses. In addition, we cannot predict the outcome of this determination and whether we will need to implement remedial actions in order to implement effective control over financial reporting. If in subsequent years we are unable to assert that our internal control over financial reporting is effective, or if our auditors express an opinion that our internal control over financial reporting is ineffective, we may fail to meet the future reporting obligations in a timely and reliable manner and our financial statements may contain material misstatements. Any such failure could also cause our investors to lose confidence in the accuracy and completeness of our financial reports, which could have a materially adverse effect on the price of our securities.
We are an “emerging growth company” and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our Class A common stock following the Domestication may be less attractive to investors.
We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“Jobs Act”) and a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, and we are taking advantage of some of the exemptions from reporting requirements that are available to emerging growth companies and smaller reporting companies, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company and/or a smaller reporting company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We will remain a smaller reporting company until the last day of any fiscal year for so long as either: (i) the market value of our common equity securities held by non-affiliates does not equal or exceed $250 million as of the prior June 30th; or (ii) our annual revenues did not equal or exceed $100 million during such completed fiscal year and our common equity securities held by non-affiliates does not equal or exceed $700 million as of the prior June 30th.

We cannot predict if investors will find our Class A common stock less attractive because we do and will rely on the accommodations and exemptions available to emerging growth companies and smaller reporting companies. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY
The strategy followed by our Security Incident Response Team (“SIRT”) for managing material risks from cybersecurity threats is aligned to the National Institute of Standards and Technology’s (“NIST”) Cyber Security Framework 1.1 and its associated references in NIST SP 800-53r5.1.1 and NIST 800-61r2 Guides. The strategy was updated in the fourth quarter of 2023 to support our compliance with the SEC’s Rules on Cybersecurity Disclosure for Public Companies and then it was reviewed in the fourth quarter of 2024 as part of our yearly review cycle and is included in our overall enterprise risk management program.
Our Incident Detection and Response (“IDR”) processes and practices include the evaluation of each identified cybersecurity threat event to determine its authenticity and potential impact or whether our systems blocked or mitigated it. Our Incident Response Standard, governed by our Incident Response Policy comprises two separate workflows, both tracked in a ticket system. The first workflow encompasses all events requiring investigation. If an event is confirmed as positive and has caused an impact, a second workflow may be triggered, engaging the Materiality Determination Committee until the incident is reported to the SEC or otherwise determined that there is no material impact.
In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, we also:
•Use MFA based authentication and other cryptographical processes to address identity-based cybersecurity risks.
•Use context aware access control processes.
•Adopted processes to ensure security in specific remote environments.
•Have implemented anti-phishing technologies.
•Deploy anti-malware solutions, and have them continuously updated.
•Implemented a SIEM system, where we monitor (automatically and otherwise) our networks, systems and users.
•Perform periodic network and vulnerability scans of our external and internal networks and systems.
•Have an incident detection and response team, with its policies and procedures, to review all events that may be part of a security incident.
•Use processes to assess and prioritize risks related to applications and how we use them.
•Ensure the asset inventory for relevant system components is kept current and accurate;
•Maintain updated network and systems architecture documentation
•Periodically engage well known external consultants, where appropriate, to assess, test or otherwise assist with aspects of our security controls.
•Provide mandatory training on security and compliance matters to all employees, and some more specific as roles and responsibilities require.
•Have defined and periodically updated our information security policies regarding, among others, access and control, networked devices, credentials management, physical security, etc.
•Implement a secure software development life cycle and a maturity model to assess it, and accompany engineering teams during all the phases of the cycle.
•Evaluate the information security risk associated with suppliers, partners, applications and services used.
We have established a committee specifically dedicated to determining the materiality of cybersecurity incidents (the “Materiality Determination Committee”), which includes key members of our organization: the CFO, Chief Information Security Officer (“CISO”), and the Sr. VP of Operations, the latter having ultimate oversight responsibility for compliance matters. Once a threat event is determined to have any impact, the committee is assembled, informed and the threat event’s material impact is determined. If materiality is confirmed, then the reporting process starts in accordance with SEC rules (including reporting no later than four days after the materiality determination).
External help may be engaged at any step in the process, before or after the materiality committee is invoked, depending on the complexity and reach of the incident. Though we do not have a retainer on any external third parties, we have identified a list of potential entities to engage when needed.
We have not identified any cybersecurity incident that had or may have a material impact on our business whatsoever, in particular, no unauthorized access to our information technology systems that either occurred or is reasonably likely to have occurred, including of reports submitted to us by third parties (including regulatory agencies, law enforcement agencies and security consultants), to the extent that such unauthorized access to our information technology systems is reasonably likely to have a material effect on the (consolidated) financial statements, in each case or in the aggregate, and no ransomware attacks when we had been asked, paid or are contemplating paying a ransom, regardless of the amount. However, conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology are assumed to be vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target.
Our Board has ultimate oversight for risks relating to our cybersecurity strategy. In addition, the Board has delegated primary responsibility to the Audit Committee for assessing and managing data privacy and cybersecurity risks, reviewing steps management has taken to monitor and control such cybersecurity risks, and regularly inquiring with our management team and internal auditors in connection therewith. The Audit Committee performs quarterly reviews of any confirmed cybersecurity incident. Additionally, on a bi-annual basis, the Audit Committee receives a comprehensive update regarding any cybersecurity events occurring during the prior period, progress of cybersecurity programs, changes in cybersecurity policies, and ongoing assessments of risks and mitigation activities, and to discuss the evolution of our cybersecurity strategy. The information in these reports and the results of these discussions are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.
The process for materiality determination of a cybersecurity threat event considers the possibility of contacting the Audit Committee for assistance, if needed, or to inform of the evolution of an incident with possible material impact.
Our Materiality Determination Committee is tasked with determining the materiality of cybersecurity incidents. Also, every week the CISO updates the Executive Leadership Team (CEO, President, CFO, Sr. VP of Operations, Chief Technology Officer (“CTO”), Chief Product Officer (“CPO”), and Sr VPs of Engineering) on cybersecurity matters including any confirmed incident or any possible threat with a material or otherwise meaningful impact and shares an updated dashboard with key performance indicators on on-going efforts and long-term metrics.
The CISO is directly responsible for directing, “all cyber related activities (including monitoring, preventing, detecting, mitigating, and remediating” and informing the Audit Committee of any cybersecurity incident or threat with material impact, including such threats associated with our use of external suppliers and other third-party service providers.
The CISO and VP of Information Security have more than 25- and 30-years’ experience, respectively, working directly in the cybersecurity industry, performing and coordinating red-teaming and blue-teaming exercises, conducting research and developing cybersecurity tools and products, as well as presenting at various international conferences.
The Information Security Team is segmented into three distinct sections: IDR, Secure Development (“SDLC”), and Infrastructure and Access Control (“IAC”). Furthermore, it collaborates with our product groups to integrate security measures into our products and services, thereby enhancing the overall security posture for our customers.

ITEM 2. PROPERTIES
Facilities
We operate a facility in a free trade zone, Zonamerica, in Montevideo, Uruguay, which consists of approximately 11,300 square feet of office space and an approximately 11,200 square foot manufacturing plant, with an annual production capacity of approximately 24 satellites. Of our 22 satellites in orbit today 21 were manufactured, assembled, integrated and tested in this facility, which is leased pursuant to multi-year lease agreements scheduled to be renewed in May 2025.
In addition, we maintain approximately 10,300 square feet of aggregate space dedicated to administrative, finance, sales, marketing and R&D functions in Buenos Aires, Argentina (R&D and administrative), Córdoba, Argentina (R&D), Barcelona, Spain (R&D), and our principal executive office in Davidson, North Carolina, United States (finance, sales and marketing).

Our office buildings are leased over various lease terms extending until the end of calendar year 2029. We believe that our office space is adequate for our current needs and should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS
It is possible that from time to time, we may be subject to various claims, lawsuits, and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. However, we do not believe any claims, lawsuits, or proceedings currently pending, individually or in the aggregate, if adversely determined, would be material to our business or likely to result in a material adverse effect on our business, financial condition, and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s Class A common stock and Public Warrants are traded on the Nasdaq Capital Market under the trading symbols “SATL” and “SATLW,” respectively. There were approximately 88 stockholders of record of Class A shares and 4 holders of record of the Warrants as of March 14, 2025.

Dividend Policy

The Company has never declared or paid any cash dividends and has no plan to declare or pay any dividends on Class A common stock in the foreseeable future. In addition, our ability to pay dividends is prohibited by the terms of our Secured Convertible Notes. The Company currently intends to retain any earnings for future operations and expansion.

Issuer Purchases of Equity Securities

The Company has not purchased any of its own shares or Warrants in the two most recent years.

Securities Authorized for Issuance Under Equity Compensation Plans

Information concerning the Company’s equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Report.

Recent Sales of Unregistered Securities

As previously announced, on December 8, 2024, the Company entered into a Share Purchase Agreement with the Purchaser, pursuant to which the Company issued in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act 3,571,429 shares of Class A common stock to the Purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and notes to those statements included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report.

Company Overview

We were founded in 2010 to help solve some of the greatest challenges of our time: resource utilization and distribution. From tradeoffs between food, energy and water supplies, to monitoring the impact of natural disasters, global health and humanitarian crises in the midst of a looming climate emergency, access to a continually refreshed source of global, high-quality data is critical to confronting some of the world’s most crucial issues. We are committed to creating a fully automated and searchable EO catalog, and we believe we are uniquely positioned to provide the data that is critical to better inform decision-making aimed at addressing these challenges.

We are the first vertically integrated geospatial company, and we are building the first scalable, fully automated EO platform with the ability, when scaled, to remap the entire planet at both high-frequency and high-resolution, providing accessible and affordable solutions for our customers. We plan to democratize access to geospatial data by providing planetary insights at what we believe to be the lowest cost in the industry, ultimately driving better decision-making across a broad range of industries including agriculture, forestry, energy, financial services, and cartography.

We have created a highly scalable, vertically integrated and competitive operating model. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities. This vertical integration provides a significant cost advantage, enabling us to produce and launch satellites for less than one-tenth the cost of our competitors on average. Additionally, we own all our key intellectual property, and our patented technology allows us to capture approximately 10x more imagery than our competitors on average. Taken together, we are achieving over 60x better unit economics than our closest peers in the NewSpace sector and more than 100x better unit economics than legacy competitors. Additionally, we believe we are well-positioned to compete effectively in the existing EO market that is currently supply-constrained and consists primarily of government and D&I customers. At December 31, 2024, we had 22 commercial satellites in orbit. As of the date of this Report, we have 22 satellites in orbit, of which 20 are operational and two are being used for testing. Over the near term, we will take a measured approach to expanding our constellation, with our long term vision to reach a constellation size of approximately 200 satellites and to have the capability to conduct daily remaps of the entire planet.

Our strategy is focused along three distinct business lines: Asset Monitoring, CaaS, and Space Systems. These business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.

In August 2023, we strategically realigned our business in an effort to capture high value opportunities in the U.S. market, focusing resources on what we believe to be our highest growth opportunities, while sustaining core customers and operating a lean organization. As part of this strategic realignment, we consummated the Domestication.

We continue to expect that our Asset Monitoring business will represent the most predictable revenue stream, and we anticipate that it will be among the primary drivers of the business going forward. Every day, both government and commercial customers task our satellites around the world to monitor assets and keep up with their changing reality. D&I customers look at ports, airfields or build-up of military equipment; mining companies monitor the environmental impact of their operations; and insurance companies are interested in building baselines and quickly assessing property damage as it occurs. With the largest available sub-meter capacity, high quality imagery and superior unit economics, we can support a growing number of customers around the world.

Our CaaS business offers governments around the world the ability to control satellites above specific areas of interest. We anticipate that our CaaS line of business will, over time, provide us with a strong recurring-revenue base in the government and D&I market.

Our Space Systems business is effectively satellite sales and support for customers that have a need or desire to own the satellites being utilized to capture imagery. As such, Space Systems leverages our ability to quickly build and launch high quality, sub-meter satellites at a low cost for these customers. We have built a vertically integrated satellite manufacturing capability that is critical in achieving our low-CAPEX cost and ultimately reaching our unit-economic targets for our Asset Monitoring business. Vertical integration enables us to manage our supply chain and navigate evolving global supply issues and challenges with minimal adverse impact to our satellite manufacturing schedule. Our fast satellite build-to-launch cycles can progress from purchase order to commissioning in orbit in as little as eight months.

Key Factors Affecting Operating Results
We believe our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges. Although our industry is highly competitive, we believe that we have competitive advantages that revolve around unit economics, design and technology, a vertically integrated structure, and an efficient build-to-launch cycle. Our success in marketing these advantages to win new customers and convert our pipeline of potential contracts into revenue will largely determine the extent of our financial success.

More specifically, we believe some of our key opportunities include the continued adoption of our high-resolution EO images, primarily with D&I customers within the U.S. government and allied countries. Additionally, the increase in market adoption of next generation high resolution space system (satellite) sales can also positively impact the future performance of our business. However, long and complex sales cycles, which typically accompany government and satellite program sales transactions, can impact our performance. Furthermore, as we are dependent on a small number of customers for a large portion of our revenue, the loss of one or more of our major customers could have a material adverse effect on our business, financial condition, and results of operations.

We are currently an early-stage company, and while our revenues have increased each year, we have historically not demonstrated an ability to generate enough revenues to sustain the business and have relied on outside financing, both debt and equity to supplement the cash flows generated from our operations. We are currently an early-stage company that has not demonstrated a sustained ability to generate sufficient revenue from our expected future principal business. While our revenues have increased each year, we have historically generated insufficient revenues to sustain the business and have relied on outside financing, both debt and equity, to supplement the cash flows generated from our operations. To grow our business, we have to continue to improve our technology and regularly launch new and improved satellites, which require capital. Sustained and repeat business, along with securing new debt and equity capital, are critical for our ongoing success. See “Risk Factors – Risks Related to our Business and Industry.”

In addition, we believe the Domestication with greater visibility to investors and customers, particularly as we pursue U.S. government D&I-related contracts, and our success in leveraging this structure change will also be a key factor in our future operating results. However, there can be no assurance that the Domestication will allow us to successfully obtain such contracts or resolve other risks related to competing for government contracts. See “Item 1A. Risk Factors – Risks Relating to the Change in Our Place of Incorporation.”
Key Components of Results of Operations
The following briefly describes the components of revenue and expenses as presented in our Consolidated Statements of Operations and Comprehensive Loss.
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Consolidated Financial Statements as of December 31, 2024 and 2023, and for the years then ended (the “Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements are presented in United States thousands of dollars (hereinafter “U.S. dollars” or “$”), unless stated otherwise.
Revenue
Revenue is currently derived from our Asset Monitoring, CaaS and Space Systems business lines. We sell our imagery to Asset Monitoring customers as a single task and recognize revenue at a point-in-time, while we enter into arrangements with CaaS customers that provide a stand-ready commitment and recognize revenue over time. For our Space

Systems business lines, we sell our satellites and related products directly to customers and typically recognize revenue at a point in time.
Cost of sales
Cost of sales includes direct costs related to ground stations, cloud and infrastructure costs and digital image processing.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of the costs related to salaries, wages and other benefits, professional fees and stock-based compensation expense related to our back-office functions. Also included in general and administrative expenses are expense for estimated credit losses on accounts receivable and other administrative expenses.
Engineering
Engineering includes research and development expenses, and consists of the costs related to salaries, wages and other benefits, professional fees, stock-based compensation expense and other engineering-related expenses.
Depreciation expense
Depreciation expense includes depreciation of satellites and other property and equipment.
Interest income (expense), net
Interest income (expense), net is primarily comprised of interest earned on our Cash and Cash Equivalents, partially offset by interest expense. Interest expense on the Secured Convertible Notes recognized at fair value is included in Change in fair value of financial instruments.
Change in fair value of financial instruments
Our Secured Convertible Notes, warrant liabilities, and earnout liabilities are subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of these liabilities are recorded to Change in fair value of financial instruments in the Consolidated Statements of Operations and Comprehensive Loss. Since our Secured Convertible Notes are valued utilizing the fair value option, interest expense on the Secured Convertible Notes is also included.
Loss on extinguishment of debt
Loss on extinguishment of debt consists of the net of gains and losses from the extinguishment of debt instruments.
Other (expense) income, net
Other (expense) income, net consists mainly of differences related to foreign exchange gains and losses as well as gains and losses on disposal of property and equipment.
Income tax (expense) benefit
As a corporation domiciled in Delaware, we are subject to taxation in the U.S. We may also be subject to withholding taxes paid at source on interest, dividends received and paid in the various jurisdictions in which we operate, other fixed, annual, determinable or periodic income, and/or income earned in other jurisdictions where we have operations. Current income tax assets and liabilities are measured at the amount expected to be recovered from or paid to the taxation authorities where we operate. The tax rates and tax laws used to compute the amount are those that are enacted or substantively enacted at the reporting date in the countries where we operate and generate taxable income. Deferred income tax is provided using the liability method on temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes at the reporting date.

Results of Operations
Comparison of Results for the years ended December 31, 2024 and 2023
The following table summarizes our results of operations for the fiscal years ended December 31, 2024 and 2023.

(in thousands of US dollars)	Year Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
Revenue	$12,870	$10,074	$2,796	28%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	5,024	5,056	(32)	(1)%
Selling, general and administrative expenses	32,992	34,968	(1,976)	(6)%
Engineering	14,405	22,197	(7,792)	(35)%
Depreciation expense	12,655	17,256	(4,601)	(27)%
Total costs and expenses	65,076	79,477	(14,401)	(18)%
Operating loss	(52,206)	(69,403)	17,197	(25)%
Other (expense) income, net
Interest income, net	970	1,722	(752)	(44)%
Change in fair value of financial instruments	(60,071)	6,474	(66,545)	(1028)%
Other (expense) income, net	(2,107)	9,271	(11,378)	(123)%
Total other (expense) income, net	(61,208)	17,467	(78,675)	(450)%
Loss before income tax	$(113,414)	$(51,936)	$(61,478)	118%
Income tax expense	(2,858)	(9,082)	6,224	(69)%
Net loss	$(116,272)	$(61,018)	$(55,254)	91%
Revenue
During the year ended December 31, 2024, revenue increased $2.8 million, or 28% to $12.9 million from $10.1 million for the year ended December 31, 2023, driven primarily by a $5.0 million increase in imagery ordered by new and existing Asset Monitoring customers, partially offset by a $2.2 million decrease in revenue generated from the Space Systems business line. Revenue for the year ended December 31, 2024 included $9.5 million attributable to our Asset Monitoring line of business, $1.8 million attributable to our Space Systems line of business, and $1.6 million attributable to our CaaS line of business compared to $4.5 million, $3.9 million and $1.6 million, respectively, in the prior year.

Cost of sales
Cost of sales, exclusive of depreciation, decreased $32 thousand, or 1%, to $5.0 million for the year ended December 31, 2024 from $5.1 million for the year ended December 31, 2023. The decrease was primarily due to lower Space Systems costs on lower sales volume partially offset by higher cloud services costs associated with the higher asset monitoring volume.

Selling, general and administrative expenses

	Year Ended December 31,		2024 vs 2023
(in thousands of U.S. dollars)	2024	2023	$ Change	% Change
Selling, general and administrative
Issuance costs and fees related to Secured Convertible Notes	$2,444	$—	$2,444	—%
Professional fees	11,454	7,424	4,030	54%
Stock-based compensation	2,015	3,952	(1,937)	(49)%
Salaries, wages, and other benefits	8,613	11,692	(3,079)	(26)%
Expense for estimated credit losses on accounts receivable, net of recoveries collected	22	1,126	(1,104)	(98)%
Insurance	1,923	2,671	(748)	(28)%
Software expenses	5,259	5,721	(462)	(8)%
Other administrative expenses	1,262	2,382	(1,120)	(47)%
Total	$32,992	$34,968	$(1,976)	(6)%

Selling, general and administrative expenses decreased $2.0 million, or 6%, to $33.0 million during the year ended December 31, 2024, from $35.0 million for the year ended December 31, 2023. The decrease was driven primarily by a decrease in salaries, wages, stock-based compensation and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from continued cash control measures during 2024. Additionally, the decrease was driven by lower expense for estimated credit losses on accounts receivable and lower insurance costs due to rate improvements on certain policies. These decreases were partially offset by a $4.0 million increase in professional fees consisting mainly of the accrued advisory fee pursuant to the subscription agreement entered into with Liberty in connection with going public in 2022 (see Note 4 (Reverse Recapitalization) to the Consolidated Financial Statements), and professional fees related to the Secured Convertible Notes.

Engineering expenses

	Year Ended December 31,		2024 vs 2023
(in thousands of U.S. dollars)	2024	2023	Change	% Change
Engineering
Salaries, wages, and other benefits	$10,259	$13,443	$(3,184)	(24)%
Stock-based compensation	320	2,347	(2,027)	(86)%
Professional fees	992	1,329	(337)	(25)%
Software expenses	681	946	(265)	(28)%
Other	2,153	4,132	(1,979)	(48)%
Total	$14,405	$22,197	$(7,792)	(35)%

Engineering expenses decreased $7.8 million, or 35%, to $14.4 million for the year ended December 31, 2024 from $22.2 million for the year ended December 31, 2023. The decrease was driven primarily by a decrease in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from continued cash control measures during 2024, in addition to fees resulting from the termination of our high-throughput plant lease in the Netherlands.

Depreciation expense
Depreciation expense decreased $4.6 million, or 27%, to $12.7 million for the year ended December 31, 2024, as compared to $17.3 million for the year ended December 31, 2023. The decrease was due primarily to the decommissioning of 16 satellites during 2023 upon reaching the end of their useful life.

Interest income, net

Interest income, net decreased by $0.8 million, or 50%, to $1.0 million for the year ended December 31, 2024, from $1.7 million for the year ended December 31, 2023. The decrease was due primarily to a $0.9 million decrease in interest income on cash and cash equivalents due to lower average cash and cash equivalents balances in 2024 compared to 2023.

Change in fair value of financial instruments
The year over year negative change in fair value of financial instruments of $66.5 million was related to net losses of $60.1 million for the year ended December 31, 2024, compared to net gains of $6.5 million for the year ended December 31, 2023. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes and our warrant and earnout liabilities primarily impacted by changes in our stock price.

Other (expense) income, net
Other (expense) income, net decreased $11.4 million, or 123%, to $2.1 million of expense for the year ended December 31, 2024, compared to $9.3 million of income for the year ended December 31, 2023. The decrease was primarily due to lower foreign currency exchange net gains for the year ended December 31, 2024 and the loss on disposal of leasehold improvements in 2024.
Income tax (expense) benefit
Income tax expense decreased by $6.2 million, or 69%, to $2.9 million for the year ended December 31, 2024, from $9.1 million for the year ended December 31, 2023. The decrease was due primarily to a reduction of gains from the remeasurement of tax liabilities denominated in Argentine pesos that were recognized in the prior year.

Non-GAAP Financial Measures
To supplement our Consolidated Financial Statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP measures: EBITDA; Adjusted EBITDA; and Free Cash Flow. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
We define Non-GAAP EBITDA as net loss excluding interest, income taxes, depreciation and amortization. We did not incur amortization expense during the years ended December 31, 2024 and 2023.
We define Non-GAAP Adjusted EBITDA as Non-GAAP EBITDA further adjusted for other income, net, changes in the fair value of financial instruments, and stock-based compensation. Other income, net consists primarily of foreign currency gains and losses.
We define Non-GAAP Free Cash Flow as net cash used in operating activities less payments for capital expenditures.
We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they provide meaningful supplemental information regarding our performance and liquidity by removing the impact of items that we believe are not reflective of our underlying operating performance. The non-GAAP measures are used by us to evaluate our core operating performance and liquidity on a comparable basis and to make strategic decisions. The non-GAAP measures also facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations such as capital structures, taxation, depreciation, capital expenditures and other non-cash items (i.e., embedded derivatives, debt extinguishment and stock-based compensation) which may vary for different companies for reasons unrelated to operating performance. However, different companies may define these terms differently and accordingly comparisons might not be accurate. There are a number of limitations related to the use of non-GAAP financial measures. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts excluded from these non-GAAP financial measures, and evaluating these non-GAAP financial measures together with their relevant financial measures in accordance with U.S. GAAP. Non-GAAP measures such as EBITDA, Adjusted EBITDA and Free Cash Flow are not intended to be a substitute for any U.S. GAAP financial measure.
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Year Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Net loss available to stockholders	$(116,272)	$(61,018)
EBITDA (non-GAAP)	(100,688)	(34,629)
Adjusted EBITDA (non-GAAP)	(33,731)	(44,075)
Net cash used in operating activities	(35,890)	(49,571)
Free Cash Flow (non-GAAP)	(40,928)	(64,456)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Year Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Net loss available to stockholders	$(116,272)	$(61,018)
Interest expense	71	51
Income tax expense	2,858	9,082
Depreciation expense	12,655	17,256
Non-GAAP EBITDA	$(100,688)	$(34,629)
Professional fees related to Secured Convertible Notes	2,444	—
Other expense (income), net (1)	2,107	(9,271)
Change in fair value of financial instruments	60,071	(6,474)
Stock-based compensation	2,335	6,299
Non-GAAP Adjusted EBITDA	$(33,731)	$(44,075)
(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Year Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Net cash used in operating activities	$(35,890)	$(49,571)
Less purchases of property and equipment	(5,038)	(14,885)
Non-GAAP Free Cash Flow	$(40,928)	$(64,456)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of December 31, 2024, we had $22.5 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $31.0 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of December 31, 2024, we had an accumulated deficit of $400.1 million, and for the year ended December 31, 2024, we had net cash used in operating activities of $35.9 million.
As a result of the continued slower than anticipated revenue growth, we undertook substantial cost and spending control measures in the second quarter of 2024 which included workforce reductions of approximately 107 full-time employees and operating cost reductions. The cumulative impact of the second quarter 2024 workforce reductions and operating expense savings is expected to result in approximately $9.6 million of annual savings and the Company incurred approximately $2.0 million in cumulative severance-related charges that were paid out in 2024. These cost reduction activities in 2024 were in addition to headcount reduction and cost saving measures implemented in 2023.
On April 12, 2024, the Company, Borrower, and Holder Representative entered into the Note Purchase Agreement with the Purchaser, pursuant to which the Borrower agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum. subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than the Borrower), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). The Borrower may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50 million. The Secured Convertible Notes mature on April 12, 2028. See Item 1. “Business Overview – Recent Developments” for additional information.
The Secured Convertible Notes contain certain, restrictive covenants, including restrictions on (i) incurring indebtedness, subject to certain exceptions (including the ability to issue additional Secured Convertible Notes; provided the aggregate principal outstanding amount does not exceed $50 million), (ii) creating certain liens, subject to certain exceptions, (iii) the payment of dividends or other restricted payments, (iv) the sale, transfer or otherwise conveyance of certain assets, subject to asset sale pre-payment described above, and (v) affiliate transactions.
In connection with the Offering, the Company also entered into (i) a side letter with the Purchaser (the “Side Letter”), pursuant to which the Purchaser will be entitled to pre-emptive rights, in order to maintain its as-converted ownership percentage on the same basis as new capital raised and (ii) a registration rights agreement with the Purchaser (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
On December 8, 2024, the Company entered into a Share Purchase Agreement with the Purchaser, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the Purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000. The net proceeds from the offering will be used for general corporate purposes.

On December 10, 2024, we filed a shelf registration statement which registers, among other things, the offer and sale by us of up to $150 million aggregate amount of our Class A common stock. The shelf registration statement was declared effective by the SEC on December 20, 2024. In addition, on December 20, 2024, the Company entered into a Sales Agreement with CF&Co., acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000 (the “ATM Program”). On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent under the ATM Program. No Class A common stock was sold pursuant to the Amended Sales Agreement during 2024. Since December 31, 2024 through the date of this Report, we have sold $1.2 million aggregate amount of Class A Common Stock under the ATM Program, leaving an aggregate of $48.8 million remaining under the ATM Program.
Currently, we primarily rely on our existing cash and cash equivalents balances to fund our business, including capital expenditures, working capital requirements, and anticipated interest payments. Our current and future revenue depends primarily on our ability to: (i) utilize our available satellite capacity with new and existing customers and (ii) enter into new commercial relationships with new customers. There can be no assurance that we will attain positive cash flow from operations. We have experienced, and may continue to experience, negative cash flows, and if we continue to experience negative cash flows, our existing cash and cash equivalents balances may be reduced, and we may be required to reduce capital expenditures, or make other changes to our operating structure, all of which could have a material adverse effect on our business.
Management assessed our ability to continue as a going concern and evaluated whether there are certain conditions and events that raise substantial doubt about our ability to continue as a going concern using all information available about the future. Given our current liquidity position, including the Secured Convertible Note, and historical operating losses, we believe there is substantial doubt that we can continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.
We have, however, prepared the Consolidated Financial Statements included elsewhere in this Report on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our Consolidated Financial Statements contemplate the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business and do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material. Despite substantial doubt that we will be able to continue as a going concern, we are continuing to take actions to secure sufficient financing (as described below) and thus believe that the application of the going concern assumption for the preparation of the Consolidated Financial Statements is appropriate.
In an effort to address our ability to continue as a going concern, we continue to seek and evaluate additional opportunities to raise capital through the issuance of equity or debt, or a combination of both, such as the Secured Convertible Notes, the Share Purchase Agreement and the Amended Sales Agreement, as well as evaluating other strategic alternatives. Until such time that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed, on terms that the Company deems to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. We believe that the net proceeds we receive from any such transactions, together with cash flows from operations of the business, will be sufficient to continue as a going concern. However, if we are unable to obtain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. See “Risk Factors—There is substantial doubt about our ability to continue as a going concern” for additional information.
Additionally, we are an early-stage growth company and subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, dependence on key individuals, a developing business model, key customers, initial and continued market acceptance of our services and protection of our proprietary technology. Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable. We also have risks from competition from substitute products and services. All of these risks, as well as the risks set forth in Item 1A. Risk Factors included in this Report, could have an adverse impact on our business and financial prospects and cause us to seek additional financing to fund future operations.

Cash Flows Summary
The following table summarizes our cash flow information for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Net cash flows:
Net cash flows used in operating activities	$(35,890)	$(49,571)
Net cash flows used in investing activities	(5,032)	(14,435)
Net cash flows (used in) provided by financing activities	37,455	(83)
Net change in cash, cash equivalents and restricted cash	$(3,467)	$(64,089)
Cash Flows Used in Operating Activities
The cash flows used in operating activities to date have been primarily comprised of costs and expenses related to development of our products, payroll, fluctuations in accounts payable and other current assets and liabilities. As we continue to expand our commercial operations, we anticipate our cash used in operating activities will remain elevated until we begin to generate material cash flows from the business.
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Year Ended December 31,
	2024	2023
Net loss	$(116,272)	$(61,018)
Adjustments for the impact of non-cash items (1)	79,347	11,879
Net loss adjusted for the impact of non-cash items	(36,925)	(49,139)
Changes in assets and liabilities
Accounts receivable(2)	(1,126)	(385)
Prepaid expenses and other current assets(3)	(1,666)	2,114
Accounts payable(4)	(2,356)	1,533
Other(5)	6,183	(3,694)
Net cash used in operating activities	$(35,890)	$(49,571)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, loss on debt extinguishment, changes in foreign currency and others.
(2)The change is primarily due to higher accounts receivable from our commercial space technology customer.
(3)The change is primarily due to higher prepaid expenses from software licenses and higher advances to suppliers.
(4)The change is primarily due to the timing of payments.
(5)The change is primarily due to timing of payments, net of an increase in contract liabilities for new revenue contract.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.

Net cash used in investing activities was $5.0 million for the year ended December 31, 2024, compared to $14.4 million for the year ended December 31, 2023. The decrease in cash used in investing activities was primarily driven by a lower number of satellites launched during the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of cash control measures implemented in 2023.
Cash Flows (used in) Provided by Financing Activities
Net cash provided by financing activities was $37.5 million for the year ended December 31, 2024 compared to net cash used of $0.1 million for the year ended December 31, 2023, which resulted primarily from the proceeds from the Secured Convertible Notes and the PIPE Investment, as discussed above.
Debt
Refer to Note 17 (Secured Convertible Notes) to the Consolidated Financial Statements for a discussion of our debt at December 31, 2024. As of December 31, 2023, we had no outstanding debt.
Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving a greater degree of management’s judgment and complexity.
The assumptions underlying the valuations represent our best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if we used significantly different assumptions or estimates, the stock-based compensation expense for prior periods could have been materially different.
Revenue Recognition

The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met. We primarily generate revenue from the sale of imagery and related services. Identifying the performance obligations contained in a contract, determining transaction price, allocating transaction price, and determining when performance obligations are satisfied can require the application of significant judgment.

Identifying the performance obligations in a contract

We execute contracts for a single promise or multiple promises. Specifically, our contracts may include multiple promises which are accounted for as separate performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit or loss recorded in each period.

Determination of and Allocation of Transaction Price

The Company estimates any variable consideration, and whether the transaction price is constrained, upon execution of each contract. We may adjust the transaction price over time for any estimated constraints that become probable based on service level provisions within some of our customer purchase orders.

When our contracts with customers contain multiple deliverables, we allocate the total arrangement consideration to each performance obligation representative of their determined selling prices. The determined selling price is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the selling price for each distinct performance obligation. We determine the selling price by considering our overall pricing practices and market conditions, including our discounting practices, the size and volume of our transactions, the customer demographic, price lists, historical sales, contract prices and customer relationships.
Impairment of Assets
The carrying amount of our assets are reviewed at each reporting date to determine whether there is an indication of impairment in the value of the assets. Most of our fixed assets are satellites, but we also have tools, equipment, furniture and fixtures, computers and leasehold improvements. We do not own any buildings or land.
We performed an impairment test as of December 31, 2024 and 2023 due to our net losses for the related periods. We concluded that our asset group is not impaired as our test concluded that the expected future undiscounted cash flows exceeded the carrying value of the asset group.
Estimates of future cash flows are highly subjective judgments using Level 3 inputs based on management’s experience and knowledge of our operations. These estimates can be significantly impacted by many factors, including changes in global economic conditions, operating costs, obsolescence of technology and competition.
If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If the recoverable amount of an asset group is less than its carrying amount, the carrying amount of the asset group would be reduced to its recoverable amount. That reduction is an impairment loss that would be recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Fair Value of Financial Instruments
Secured Convertible Notes

As permitted under ASC 825, Financial Instruments, (“ASC 825”), we elected the fair value option to account for our Secured Convertible Notes. We record changes in fair value of the Secured Convertible Notes in Changes in fair value of financial instruments in the statement of operations. The primary reason for electing the fair value option is to better reflect the way that the Company views the financial instrument by accounting for the Secured Convertible Notes at fair value in its entirety versus bifurcation of the embedded derivatives.

The Secured Convertible Notes are categorized as a Level 3 fair value measurement using the "with and without" method. Specifically, the value of the Secured Convertible Notes are estimated with and without the embedded derivative, using discounted cash flow (DCF) and Black Scholes put option models, as well as the as-converted value of the conversion shares estimated based on the traded price of the underlying shares. Each of the aforementioned methods are special cases of the income approach. The significant assumptions used in the model include volatility and credit spread.

A change in assumptions used to estimate the fair value of the convertible notes could materially affect our financial condition and results of operations. Refer to Note 15 (Fair Value Measurements and Financial Instruments) and Note 17 (Secured Convertible Notes), to the Consolidated Financial Statements for information regarding the Secured Convertible Notes.

Warrant Liabilities

We generally classify warrants for the purchase of shares of our common stock as liabilities on our consolidated balance sheets unless the warrants meet certain specific criteria that require the warrants to be classified within stockholders’ deficit. Those warrants accounted for as liabilities are freestanding financial instruments that may require us to transfer assets upon exercise. The warrant liability is initially recorded at fair value upon the date of issuance of each warrant and is subsequently remeasured to fair value at each reporting date. The private warrants are categorized as Level 3 fair value measurement using the Black-Scholes model with inputs that include current price of our common stock, exercise price, volatility, and risk-free rate.

Earnout Liabilities

In connection with the Reverse Recapitalization (see Note 4 (Reverse Recapitalization) to the Consolidated Financial Statements) and pursuant to the Merger Agreement, eligible Satellogic equity holders are entitled to receive additional shares of our common stock upon the achievement of certain earnout triggering events. In accordance with ASC 815-40, the earnout shares are not indexed to the common stock and therefore are accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Changes in Fair Value of Financial Instruments in the consolidated statements of operations. The earnout liabilities are categorized as a Level 3 fair value measurement using the Monte Carlo model. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our common stock, expected volatility, and risk-free rate.
Income Taxes

The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid based upon our income, statutory tax rates and tax planning opportunities in jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions semi-annually and adjust the balances as new information becomes available.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. Estimates of the adequacy of future expected taxable income from all sources, including the reversal of taxable temporary differences, long- and short-range business plans and feasible and prudent tax planning strategies are considered to determine whether the deferred tax asset will be available for future utilization, prior to expiration. If the Company determines that it will not be able to utilize a deferred income tax asset whether due to expiration or a lack of income, a valuation allowance is recorded. If, in the future, sufficient positive evidence arises indicating that all or a portion of the deferred tax asset may be used, based upon the more-likely-than-not standard for realization, the valuation allowance would be reduced in the period that such evidence of realization is reached.
Emerging Growth Company and Smaller Reporting Company Status
Section 102(b)(1) of the Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The Jobs Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2025 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
As an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).
We will also rely on certain reduced reporting and other requirements that are otherwise generally applicable to public companies.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements
Refer to Note 3 (Accounting Standards Updates) in the Consolidated Financial Statements included in this Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made such an assessment, of their potential impact on our financial condition and our results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Statements and Other Financial Information

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Satellogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Satellogic Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Going Concern and Liquidity section in Note 1 to the financial statements, the Company has incurred significant operating losses, has an accumulated deficit, has insufficient liquidity to sustain operations and capital expenditures to reach larger scale revenue generation from their product offerings, and as such, has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in the Going Concern and Liquidity section in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Charlotte, North Carolina

March 26, 2025

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands of U.S. dollars, except share and per share amounts)	2024	2023
Revenue	$12,870	$10,074
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	5,024	5,056
Selling, general and administrative	32,992	34,968
Engineering	14,405	22,197
Depreciation expense	12,655	17,256
Total costs and expenses	65,076	79,477
Operating loss	(52,206)	(69,403)
Other (expense) income, net
Interest income, net	970	1,722
Change in fair value of financial instruments	(60,071)	6,474
Other (expense) income, net	(2,107)	9,271
Total other (expense) income, net	(61,208)	17,467
Loss before income tax	(113,414)	(51,936)
Income tax expense	(2,858)	(9,082)
Net loss available to stockholders	$(116,272)	$(61,018)
Other comprehensive loss
Foreign currency translation gain (loss), net of tax	(538)	279
Comprehensive loss	$(116,810)	$(60,739)

Basic net loss per share for the period attributable to holders of Common Stock	$(1.28)	$(0.68)
Basic weighted-average Common Stock outstanding	91,164,286	89,539,910
Diluted net loss per share for the period attributable to holders of Common Stock	$(1.28)	$(0.68)
Diluted weighted-average Common Stock outstanding	91,164,286	89,539,910
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of U.S. dollars, except per share amounts)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$22,493	$23,476
Accounts receivable, net of allowance of $148 and $126, respectively	1,464	901
Prepaid expenses and other current assets	3,907	2,173
Total current assets	27,864	26,550
Property and equipment, net	27,228	41,130
Operating lease right-of-use assets	877	3,195
Other non-current assets	5,722	5,507
Total assets	$61,691	$76,382
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,754	$7,935
Warrant liabilities	11,511	2,795
Earnout liabilities	1,501	419
Operating lease liabilities	363	2,143
Contract liabilities	5,871	3,728
Accrued expenses and other liabilities	11,621	4,372
Total current liabilities	34,621	21,392
Secured Convertible Notes at fair value	79,070	—
Operating lease liabilities	516	1,789
Contract liabilities	—	1,000
Other non-current liabilities	516	526
Total liabilities	114,723	24,707
Commitments and contingencies (Note 19)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 83,000,501 shares issued and 82,432,678 shares outstanding as of December 31, 2024 and 77,289,166 shares issued and 76,721,343 shares outstanding as of December 31, 2023	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 13,582,642 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 567,823 shares as of December 31, 2024 and 567,823 shares as of December 31, 2023	(8,603)	(8,603)
Additional paid-in capital	356,247	344,144
Accumulated other comprehensive loss	(571)	(33)
Accumulated deficit	(400,105)	(283,833)
Total stockholders’ (deficit) equity	(53,032)	51,675
Total liabilities and stockholders' (deficit) equity	$61,691	$76,382
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares Outstanding
	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss		Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2022	89,195,437	$337,928	$(8,603)	$(312)	—	$(222,815)	$106,198
Net loss	—	—	—	—		(61,018)	(61,018)
Other comprehensive loss	—	—	—	279		—	279
Exercise of stock options and RSUs vested	1,108,548	375	—	—		—	375
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	—	(458)	—	—		—	(458)
Stock-based compensation	—	6,299	—	—		—	6,299
Balance as of December 31, 2023	90,303,985	344,144	(8,603)	(33)		(283,833)	51,675
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Shares Outstanding
	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss		Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	90,303,985	344,144	(8,603)	(33)		(283,833)	51,675
Net loss	—	—	—	—		(116,272)	(116,272)
Issuance of Class A common stock upon PIPE Investment	3,571,429	9,516	—	—		—	9,516
Other comprehensive loss	—	—	—	(538)		—	(538)
Exercise of stock options and RSUs vested	2,139,806	911	—	—		—	911
Withholding of stock units to satisfy tax withholding obligations upon the vesting of restricted stock units and exercise of stock options	—	(660)	—	—		—	(660)
Exercise of $8.63 Warrants	100	1	—	—		—	1
Stock-based compensation	—	2,335	—	—		—	2,335
Balance as of December 31, 2024	96,015,320	356,247	(8,603)	(571)	$—	(400,105)	(53,032)

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands of U.S. dollars)	2024	2023
Cash flows from operating activities:
Net loss	$(116,272)	$(61,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,655	17,256
Debt issuance costs	2,397	—
Operating lease expense	1,515	2,751
Stock-based compensation	2,335	6,299
Change in fair value of financial instruments	60,071	(6,474)
Foreign exchange differences	(2,936)	(10,933)
Loss on disposal of property and equipment	4,377	—
Expense for estimated credit losses on accounts receivable, net of recoveries	22	1,126
Non-cash change in contract liabilities	(1,323)	1,188
Other, net	234	666
Changes in operating assets and liabilities:
Accounts receivable	(1,126)	(385)
Prepaid expenses and other current assets	(1,666)	2,114
Accounts payable	(2,356)	1,533
Contract liabilities	2,532	598
Accrued expenses and other liabilities	7,200	(2,059)
Operating lease liabilities	(2,024)	(2,233)
Cash paid for interest on Secured Convertible Notes	(1,525)	—
Net cash used in operating activities	(35,890)	(49,571)
Cash flows from investing activities:
Purchases of property and equipment	(5,038)	(14,885)
Other	6	450
Net cash used in investing activities	(5,032)	(14,435)
Cash flows from financing activities:
Proceeds from Secured Convertible Notes	30,000	—
Payments of debt issuance costs	(2,397)	—
Tax withholding payments for vested equity-based compensation awards	(660)	(458)
Proceeds from exercise of Public Warrants	1	—
Proceeds from PIPE Investment, net of transaction costs	9,600	—
Proceeds from exercise of stock options	911	375
Net cash provided by (used in) financing activities	37,455	(83)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,467)	(64,089)
Effect of foreign exchange rate changes	2,546	10,900
Cash, cash equivalents and restricted cash - beginning of period	24,603	77,792
Cash, cash equivalents and restricted cash - end of period	$23,682	$24,603
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
1. Nature of the Business and Basis of Presentation
Nature of the Business
On January 25, 2022 (the “Closing Date”), Satellogic Inc. (“Satellogic” or the “Company”), a BVI business company incorporated in the BVI as a company limited by shares, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement”), by and among the Company, CF Acquisition Corp. V, a Delaware corporation (“CF V” and now known as “Satellogic V Inc.”), Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of the Company, Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Nettar.
Nettar was, prior to the transaction, the holding company of the Satellogic group and was incorporated on October 7, 2014, under the laws of the BVI as a company limited by shares. The registered office of Satellogic is located at Kingston Chambers BOX 173 C/O Maples Corporate Services BVI LTD Road Town, Tortola D8 VG1110.
References to “Nettar” contained herein refer to Nettar Group Inc. prior to the mergers, and references to “the Company,” “we,” “our,” “us” or “Satellogic” refer to Satellogic Inc. prior to the mergers and to the combined company following the mergers.
Through our subsidiaries, we invest in the software, hardware, and optics of the aerospace industry focusing on satellite and image analytics technologies. Our strategy is to build a planetary scale analytics platform based on a proprietary satellite constellation with the capability to generate insights from images and information, with focus on multi-temporal analysis and high frequency of revisits. We also intend to leverage our ability to quickly build and launch high quality, sub-meter satellites at a low cost by selling satellites to certain key customers.
Basis of Presentation
The accompanying Consolidated Financial Statements as of December 31, 2024 and 2023 and for the years then ended (the “Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company conducts business through one operating segment.
The accompanying Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions, including the intercompany portion of transactions with equity method investees, have been eliminated in consolidation. The Consolidated Financial Statements are presented in United States dollars (hereinafter “U.S. dollars” or “$”).
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations. Reported amounts in 2023 for general and administrative expenses, research and development and other operating expenses were reclassified to selling, general and administrative expenses, and engineering. Additionally, the reported amount for finance income (expense), net was reclassified to interest income, net.
Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (“the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). The Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The Jobs Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised that has different application dates for public or private companies, we can adopt the new or revised standard at the time required for private companies to adopt such standard. The foregoing may make comparison of our financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
growth company or (ii) is an emerging growth company that has opted out of using the extended transition period, due to the potential differences in accounting standards used.

Going Concern and Liquidity

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months through March 2026. Since inception, we have incurred significant operating losses and have an accumulated deficit of $400.1 million as of December 31, 2024, with net cash used in operating activities of $35.9 million for the twelve months ended December 31, 2024. As of December 31, 2024, our existing sources of liquidity included cash and cash equivalents of $22.5 million. We believe that this current level of cash and cash equivalents is not sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings.

In order for us to proceed and reach larger scale revenue generation, we will need to raise additional funds through the issuance of additional equity, debt or both. Until such time that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. In an effort to alleviate these conditions, we continue to seek and evaluate opportunities to raise additional capital through the issuance of equity or debt securities.

On April 12, 2024, the Company, Borrower, and Holder Representative entered into the Note Purchase Agreement with the Purchaser, pursuant to which the Borrower agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30.0 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum, subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than the Borrower), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). The Borrower may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50 million. The Secured Convertible Notes mature on April 12, 2028.

On December 8, 2024, the Company entered into a Share Purchase Agreement with the Purchaser, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the Purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000. The net proceeds from the offering will be used for general corporate purposes.

Although we have been able to secure debt financing of approximately $27.6 million during the second quarter of 2024 (refer to Note 17 (Secured Convertible Notes)) and approximately $10.0 million from the Share Purchase Agreement in December 2024, we do not believe this incremental funding will be sufficient to fund our operations for the next twelve months through March 2026. As a result of these uncertainties, and notwithstanding our plans and efforts to date, there is substantial doubt about our ability to continue as a going concern for one year from the date of when these audited Consolidated Financial Statements are issued. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying audited Consolidated Financial Statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these audited Consolidated Financial Statements are issued, and we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material. We are continuing to take actions to secure sufficient financing (as described above) and thus

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
believe that the application of the going concern assumption for the preparation of the consolidated financial statements is appropriate.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these Consolidated Financial Statements include, but are not limited to, revenue recognition; determination of useful lives of property and equipment; valuation of Secured Convertible Notes, warrant liabilities, earnout liabilities, stock options; and determination of income tax. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements.
Revenue Recognition
We recognize revenue in accordance with Topic 606 Revenue from contracts with customers. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for goods or services provided under such contracts. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
Our main revenue stream is from services. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied, either over time or a point in time. Revenue is recognized upon delivery for asset monitoring contracts in which performance obligations are satisfied at a point in time upon image delivery. The Company has determined that it provides a series of distinct services in which the customer simultaneously receives and consumes data, so therefore the Company recognizes revenue ratably over the subscription period. For Space Systems contracts, revenue is typically recognized at a point in time, upon delivery of equipment.
The nature of our contracts does not currently give rise to variable consideration related to returns or refunds as those are not offered.
We evaluate contracts with a minimum purchase commitment to determine whether we expect to be entitled to a breakage amount. We consider the requirements on constraining estimates variable consideration. The following factors are evaluated when assessing the increased likelihood of a significant revenue reversal: (i) the amount of consideration is highly susceptible to factors outside our influence or control (e.g., volatility in a market, judgment of action of third parties, weather conditions), (ii) uncertainty about the amount of consideration is not expected to be resolved for a long period of time, (iii) our experience with similar types of contracts is limited, or that experience has limited predictive value, (iv) we have a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances, and (v) the contract has a large number and broad range of possible consideration amounts.
We exclude amounts collected on behalf of third parties, such as sales taxes, when determining transaction price.
Contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing services.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
We generally do not enter into long-term financing arrangements or payment plans with customers. Although our business practice is not to enter into contracts with non-cash consideration, at times this may occur. In these instances, we determine the fair value of the non-cash consideration at contract inception and includes this value as part of the total arrangement consideration. In instances where we cannot reasonably estimate the fair value of the non-cash consideration, we will measure the consideration indirectly by reference to its stand-alone selling price of the goods promised to the customer in exchange for consideration.
Fair Value Measurement
Certain assets and liabilities are carried at fair value in accordance with U.S. GAAP.
Valuation techniques used to measure fair value requires us to utilize observable and unobservable inputs. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1: Quoted prices in active markets for identical assets or liabilities.
•Level 2: Valuation techniques for which the lowest level input that is significant to the fair value measurement is directly or indirectly observable.
•Level 3: Valuation techniques for which the lowest level input that is significant to the fair value measurement is unobservable.
Assets and liabilities recognized at fair value on a recurring basis in the Consolidated Financial Statements are re-assessed at the end of each reporting period to determine whether any transfers have occurred between levels in the hierarchy.
For fair value disclosures, classes of assets and liabilities are based on the nature, characteristics and risks of the asset or liability and the level of the fair value hierarchy.
Credit risk management
Credit risk is the risk that a counterparty fails to discharge an obligation to us. We are exposed to credit risk from financial assets including cash, cash equivalents and restricted cash held at banks, trade and other receivables.

The credit risk is managed based on our credit risk management policies and procedures. Credit risk of any entity doing business with us is systematically analyzed, including aspects of a qualitative nature. The measurement and assessment of our total exposure to credit risk covers all financial instruments involving any counterparty risk.
The credit risk in respect of cash balances held with banks and deposits with banks are managed via diversification of bank deposits and are only with major reputable financial institutions.

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of December 31, 2024 two customers, accounted for 70% of accounts receivable, net of allowance. As of December 31, 2023, two customers accounted for 78% of our accounts receivable net of allowance.

We had two customers that each accounted for more than 10% of our revenue totaling $7.0 million for the year ended December 31, 2024 and four customers that each accounted for more than 10% of our revenue totaling $8.4 million for the year ended December 31, 2023.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of December 31, 2024 and 2023 due to our net loss for those years and concluded that the asset group is not impaired.

Estimates of future cash flows are highly subjective judgments based on management’s experience and knowledge of the Company's operations. These estimates can be significantly impacted by many factors, including changes in global economic conditions, operating costs, obsolescence of technology and competition.

If estimates or underlying assumptions change in the future, we may be required to record impairment charges. If the fair value of an asset group is less than its carrying amount, then the carrying amount of the asset group would be reduced to its fair value. That reduction is an impairment loss that would be recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Equity Method Investment

We account for our equity investment in which we have significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize our share of earnings or losses as a component of Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. Our equity method investment is required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. We have not recorded any impairment losses related to our equity method investment during the three-year period ended December 31, 2024.

Stock-Based Compensation

We measure and recognize all stock-based compensation expense based on estimated fair values for all stock-based awards made to employees and non-employees using a graded vesting schedule. Compensation cost is recognized over the requisite service period for each separate tranche, as though each tranche of the award is, in substance, a separate award. The expense calculation includes estimated forfeiture rates, which have been developed based upon historical experience.

The fair values for stock options are calculated using the Black-Scholes option pricing model using the following inputs:

Expected term - The simplified method is used to calculate the expected term.

Expected volatility - We determine the expected stock price volatility based on the historical volatilities of guideline companies from comparable industries.

Expected dividend yield - We do not use a dividend rate due to the fact that we have never declared or paid cash dividends on the Company’s common stock and we do not anticipate doing so in the foreseeable future.

Risk-free interest rate - We base our interest rate on a treasury instrument for which the term is commensurate with the maximum expected life of the stock options.

The fair values for restricted stock units ("RSUs") with service-based vesting conditions are calculated based upon our closing stock price on the date of the grant.

Foreign Currencies
The financial position and results of operations of certain of our foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries have been translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded in accumulated other comprehensive loss.
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Consolidated Statements of Operations and Comprehensive Loss (included in other (expense) income, net) and resulted in gains of $2.4 million and $5.3 million during the years ended December 31, 2024 and 2023 respectively.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Leases
We determine if a contract is a lease or contains a lease at inception. On the lease commencement date, we recognize a right-of-use (“ROU”) asset and lease liability related to operating type leases. The cost of ROU assets includes the amount of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Operating lease liabilities are recorded based on the present value of the future lease fixed payments. In determining the present value of future lease payments, we use our incremental borrowing rate applicable to the economic environment and the duration of the lease based on the information available at the commencement date as the majority of leases do not provide an implicit rate. For real estate and equipment contracts, we generally account for the lease and non-lease components as a single lease component. In assessing the lease term, we include options to renew only when we are reasonably certain that such option(s) will be exercised; a determination which is at our sole discretion. Variable lease payments are recognized as expenses in the period incurred. For leases with an initial term of 12 months or less, we have elected to not record an ROU asset and lease liability. We record lease expense on a straight-line basis over the shorter of the lease term and the estimated useful lives of the assets, beginning on the commencement date.
We remeasure and reallocate the consideration in a lease when there is a modification of the lease that is not accounted for as a separate contract. The lease liability is remeasured when there is a change in the lease term or in the assessment of whether we will exercise a lease option. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy.
We account for lease agreements with contractually required lease and non-lease components on a combined basis. Lease payments made for cancellable leases, variable amounts that are not based on an observable index and lease agreements with an original duration of less than 12 months are recorded directly to lease expense.
For the periods presented, we do not have any financing type leases.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are stated at the amount owed by the customer, net of allowances for estimated credit losses, discounts, returns and rebates. We measure the allowance for credit losses based on the estimated loss. In calculating an allowance for credit losses, we use our historical experience, external indicators, forward-looking information and an aging method. Generally, we assess collectability of trade accounts receivable on a collective basis as they possess shared credit risk characteristics which have been grouped based on the days past due. For certain customers that have a large percentage of our total accounts receivable, we analyze them on a specific basis to determine expected collectability.
Accounts are written off against the allowance account when they are determined to be no longer collectible. Of the total write-off in 2023, $3.2 million of it was reserved in prior periods. The following table shows the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Allowance for credit losses as of beginning of period	$126	$3,237
Provision	140	1,126
Write-offs	—	(4,237)
Recoveries collected	(118)	—
Allowance for credit losses as of end of period	$148	$126
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include deposits in banks and short-term (original maturities of three months or less at the time of purchase), highly liquid investments that are readily convertible to known amounts of cash with a maturity of three months or less at the time of purchase.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Restricted cash, including amounts in Other non-current assets, represents amounts pledged as guarantees for sales and lease agreements as contractually required.

	December 31,
	2024	2023
Cash and cash equivalents	$22,493	$23,476
Restricted cash included in Other non-current assets	1,189	1,127
Total cash, cash equivalents and restricted cash	$23,682	$24,603

Cash Flow Information

	Year Ended December 31,
	2024	2023
Cash paid during the period for:
Income tax, net of refunds	$2,799	$1,673
Interest	$1,596	$28

	December 31,
	2024	2023
Supplemental cash flow information
Unpaid property and equipment included in accounts payable December 31	$773	$1,978

Research and Development
Research and development (R&D) costs are expensed in the period in which they are incurred. R&D costs include materials and equipment that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. Research and development expenses for the years ended December 31, 2024 and 2023 were $7.5 million and $10.7 million, respectively and are included within Engineering costs on the statement of operations and comprehensive loss.
Tax Collected from Customers
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from customers, are excluded from revenue.

3. Accounting Standards Updates
Accounting Standards Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has implemented this guidance as of and for the year ended December 31, 2024. See Note 5 (Segment Information) for the Company’s segment disclosures.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is currently evaluating the impact on its Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses, which has as its objective to “address requests from investors for more detailed information about the types of expenses . . . in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development).” Investors advised the FASB that “disclosure of disaggregated information about expenses is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities.”

ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable The guidance is effective for annual periods, effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the guidance to determine the effect that this ASU will have on the Company’s disclosures. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), which provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. The ASU requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is no less than that issuable pursuant to the preexisting conversion privileges. ASU 2024-04 clarifies how entities should assess the form and amount of consideration when applying this approach. In addition, the new ASU clarifies that induced conversion accounting can be applied to settlements of certain convertible debt instruments that are not currently convertible as long as the instrument contained a substantive conversion feature as of both its issuance date and the inducement offer acceptance date. The Company has secured convertible debt as of December 31, 2024; however, to date, the Company has not offered the creditor an inducement to convert the debt. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the guidance to determine timing of implementation in case of future applicability.
4. Reverse Recapitalization
On January 25, 2022, and pursuant to the Merger Agreement, the merger between the Company and CF V (the “Merger”) was accounted for as a reverse recapitalization (the “Reverse Recapitalization”) in accordance with U.S. GAAP. Under this method of accounting, CF V was treated as the “acquired” company and Satellogic was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the reverse recapitalization was treated as the equivalent of the Company issuing stock for the net assets of CF V, accompanied by a recapitalization. The net assets of CF V were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger represent those of the Company.
The transaction resulted in net cash proceeds of $168 million, after transaction expenses and debt repayment, through the contribution of cash held in CF V’s trust account, net of redemptions by CF V’s public stockholders, and a concurrent

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
private placement offering led by SoftBank’s SBLA Advisers Corp. and CF&Co., among other institutional investors, and the Liberty Investment, as defined and described further below.
On the Closing Date, the Company consummated the Merger contemplated by the Merger Agreement, including the following:
Private Placement Investment (“2022 PIPE”)
Pursuant to the relevant subscription agreement, Satellogic issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (“PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.
Forward Purchase Agreement
In July 2021, CFAC Holdings V, LLC (the “Sponsor”), CF V, and Satellogic entered into the Amended and Restated Forward Purchase Agreement (“FPA”), pursuant to which Satellogic issued to the Sponsor 1,250,000 shares of Class A common stock, and warrants to purchase an additional 333,333 shares of Class A common stock at an exercise price of $11.50 per share (“Forward Purchase Warrant”), for an aggregate purchase price of $10.0 million.
Liberty Investment
On January 18, 2022, Satellogic and CF V entered into the Liberty Subscription Agreement with an investor (the “Liberty Investor”). Satellogic agreed to issue and sell to the Liberty Investor (i) 20,000,000 shares of Class A common stock (the “Liberty Shares”), (ii) a warrant to purchase up to 5,000,000 shares of Class A common stock at an exercise price of $10.00 per share (the “$10.00 Liberty Warrant”), and (iii) a warrant to purchase up to 15,000,000 shares of Class A common stock at an exercise price of $15.00 per share (the “$15.00 Liberty Warrant”, and together with the $10.00 Liberty Warrant, the “Liberty Warrants”), in a private placement for an aggregate purchase price of $150.0 million. The transaction closed on February 10, 2022 (the “Liberty Closing” and the transaction collectively, the “Liberty Investment”).

An advisory fee is payable by Satellogic in exchange for advisory services to be provided to Satellogic from time to time until a Cessation Event (as defined in the Liberty Subscription Agreement). The advisory fee includes a warrant to purchase 2,500,000 of Satellogic’s Class A ordinary shares at an exercise price of $10.00 per share (the “Liberty Advisory Fee Warrant”), which was issued at the Liberty Closing, and for so long as a Cessation Event has not occurred, $1.25 million to be paid in cash on the 18-month anniversary of the Liberty Closing and on the last day (or, if not a business day, the immediately following business day) of each of the following five successive three-month anniversaries of such 18-month anniversary (each, an “Advisory Fee Cash Payment” and together, the “Advisory Fee Cash Payments”), representing an aggregate of up to $7.5 million in Advisory Fee Cash Payments. There was $7.5 million owed to the Liberty Investor for the Advisory Fee Cash Payments and included in accrued expenses and other liabilities at December 31, 2024 and $2.5 million owed to the Liberty Investor for the Advisory Fee Cash Payments and included in accounts payable at December 31, 2023.

The Liberty Advisory Fee Warrant became exercisable as of and from February 10, 2023, and will expire on the fifth anniversary of the Liberty Closing (i.e., February 10, 2027). The Liberty Advisory Fee Warrant is subject to substantially the same terms as the Liberty Warrants.
5. Segment Information

The Company is organized as one operating segment, which is its reportable segment. Generally, its segment metrics are equal to the Company’s consolidated totals. The Company’s segment information is evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker (“CODM”) for purposes of decisions on how to allocate resources and to assess performance. The Company determined its reportable segment using the management approach based on how the CODM evaluates the business. The CODM uses the Company’s net (loss) income to assess the performance of the Company’s operating segment and evaluates the Company’s results against forecasted results.

The Company’s operating segment derives its revenues from the sale of images via asset monitoring and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
evaluates its operations based on net (loss) income. Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the financial statements include: net (loss), total assets, total revenue, interest income, interest (expense), depreciation expense, equity in net income (loss) of affiliate, income tax (expense), and equity in net income of affiliates accounted for by the equity method. In addition to depreciation expense other non-cash expenses include stock-based compensation disclosed on the statement of cash flows and a non-cash sales agreement described in Note 6 (Revenue from Contracts with Customers). Total purchases of long lived assets include purchases of property and equipment disclosed in the statement of cash flows and the acquisition of operating lease right of use assets disclosed in Note 18 (Leases).

Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax (expense), interest and financing costs, partially offset by foreign currency income adjustments and interest income.

Operations for the Company’s segment were as follows:

	Years Ended December 31,
	2024	2023
Revenue	$12,870	$10,074
Cost of sales excluding depreciation	(5,024)	(5,056)
Selling, general and administrative expenses	(32,992)	(34,968)
Engineering	(14,405)	(22,197)
Other segment items	(76,721)	(8,871)
Net loss	$(116,272)	$(61,018)

Revenue by geographic area is as follows(a):

	Revenues
	Years ended December 31,
	2024	2023
U.S.	$7,318	$3,432
Albania	1,648	1,648
Taiwan	2	1,740
India	862	2,183
All Other	3,040	1,071
Total	$12,870	$10,074

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

6. Revenue from Contracts with Customers
During the year ended December 31, 2024, we recognized revenue of $12.9 million, of which $3.1 million was recognized over time and $9.7 million was recognized at a point in time. During the year ended December 31, 2023, we recognized revenue of $10.1 million, of which $3.0 million was recognized over time and $7.1 million was recognized at a point in time.
In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. We recognized $5.3 million of revenue

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
from this customer during the year ended December 31, 2024. We recognized $2.8 million of revenue from this customer during the year ended December 31, 2023.

Disaggregation of revenue

Information about our revenue by business line is as follows:

	Year Ended December 31,
	2024	2023
Revenue by business line
Asset Monitoring	$9,465	$4,505
Constellation as a Service ("CaaS")	1,648	1,648
Space Systems	1,757	3,921
Total revenue	$12,870	$10,074

Information about our revenue by timing is as follows:

	Year Ended December 31,
	2024	2023
Revenue by timing
Over time	$3,122	$2,985
Point-in time	9,748	7,089
Total revenue	$12,870	$10,074
Information about our revenue by geography is as follows:

	Year Ended December 31,
	2024	2023
Revenue by geography (1)
North America	$7,904	$3,475
Europe	2,631	2,113
Asia Pacific	2,322	4,422
South America	13	64
Total revenue	$12,870	$10,074
(1)Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	December 31,
	2024	2023
Current	$5,871	$3,728
Non-current	—	1,000
Total	$5,871	$4,728

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
During the year ended December 31, 2024, we recognized revenue of $3.4 million that was included as a Contract liability as of December 31, 2023. During the year ended December 31, 2023, we recognized revenue of $1.8 million that was included as a Contract liability as of December 31, 2022. The increase in contract liabilities in the year ended December 31, 2024 was primarily due to collections from a new customer for performance obligations that will be satisfied during 2025. Total unused credits related to the non-cash agreement described above included in contract liabilities at December 31, 2024, and December 31, 2023 were $1.4 million and $2.7 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the years ended December 31, 2024 or 2023.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of December 31, 2024 related to non-cancellable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$9,815	$6,113	$1,000	$—

7. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2023	$2,017	$97	$681	$2,795
Change in fair value of financial instruments	5,995	374	2,347	8,716
As of December 31, 2024	$8,012	$471	$3,028	$11,511

Liberty Warrants and Liberty Advisory Fee Warrant
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $8.0 million as of December 31, 2024.
PIPE Warrant
In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $0.5 million as of December 31, 2024.

$8.63 Warrants
In connection with the Merger, we entered into the PIPE Warrant Agreement on January 25, 2022, with the Sponsor and CF V, which amended the Public Warrant Agreement, dated January 28, 2021.
Pursuant to the Existing Warrant Agreement, we issued Public Warrants to purchase 8,333,333 shares of Class A common stock and 200,000 private placement Warrants. Additionally, we agreed to issue the Forward Purchase Warrant to purchase 333,333 shares of Class A common stock pursuant to the Amended and Restated Forward Purchase Agreement (together, with the Public Warrants and the private placement Warrants, the “$8.63 Warrants”).
All of the $8.63 Warrants are governed by the Existing Warrant Agreement. The $8.63 Warrants became exercisable 30 days after the Closing Date, or February 25, 2022, and will expire five years after the Closing Date (January 25, 2027), or earlier upon redemption or liquidation.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to a warrant agreement executed by CF V on January 28, 2021, as modified and assumed by an assignment and assumption agreement executed on January 25, 2022, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. The $8.63 Warrants had a fair value of $3.0 million as of December 31, 2024.

8. Earnout Liabilities

Sponsor Earnout
As of December 31, 2023	$419
Change in fair value of financial instruments	1,082
As of December 31, 2024	$1,501
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar, the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of Forfeiture Escrow Shares retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the year ended December 31, 2024. As a result, the sponsor earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
The estimated fair value of the Sponsor Earnout liability is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a semi-annual basis over the earnout period, using the most reliable information available. Assumptions used in the valuation are as follows:

	December 31,	December 31,
	2024	2023
Expected term (in years)	2.07	3.07
Dividend yield (%)	—	—
Expected volatility	83%	64%
Risk-free interest rate	4.2%	4.0%
Expected number of shares	1,775,962	1,775,962

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
9. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	December 31,
		2024	2023
Satellites and other equipment	3-5	$30,668	$68,184
Satellites under construction	Not applicable	14,458	17,506
Leasehold improvements	5-10	2,901	7,624
Other property and equipment	3-10	4,307	4,241
Total property and equipment		52,334	97,555
Less: Accumulated depreciation		(25,106)	(56,425)
Property and equipment, net		$27,228	$41,130

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.
Information related to our property and equipment and operating lease ROU assets by geography is as follows:

	December 31,
	2024	2023
Uruguay	$26,833	$36,428
Argentina	392	807
Spain	746	861
Netherlands	—	5,896
Other countries	134	333
Total (1)	$28,105	$44,325
(1)The presentation in the table above is based on the geographic location of the entity that holds the assets.

The Company wrote off $3.6 million of net leasehold improvements as a result of its Netherlands Lease termination (see Note 18 (Leases)) and recorded a non-cash loss of $3.6 million. The loss on disposal of property and equipment was recognized as a component of other expense (income) in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
10. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	December 31,
	2024	2023
Prepaid expenses and other current assets
Prepaid expenses	$2,892	$1,737
Advances to suppliers	138	197
Other current assets	877	239
Total	$3,907	$2,173

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Accrued Expenses and Other Liabilities

	December 31,
	2024	2023
Accrued expenses and other liabilities
Payroll and benefits payable	2,286	1,490
Advisory Fee Cash Payment	7,500	—
Other taxes payable	1,835	2,882
Other	516	526
Total	$12,137	$4,898

Total current	$11,621	$4,372
Total non-current	$516	$526
Interest Income (Expense)), Net

	Year Ended December 31,
	2024	2023
Interest income, net
Interest expense (1)	$(71)	$(51)
Other finance costs	—	(128)
Interest income	1,041	1,901
Total	$970	$1,722

(1) Excludes interest on the Company’s Secured Convertible Notes, which is included in Change in Fair Value of Financial Instruments.
11. Income Tax
As of December 31, 2024 and 2023, we were incorporated in the BVI. Our operations are conducted through various subsidiaries in a number of countries throughout the world with significant operations in Uruguay, where we operate in a free trade zone. Consequently, income tax has been provided based on the laws and tax rates in effect in the countries in which operations are conducted or in which our subsidiaries are considered resident for corporate income tax purposes, including Argentina, China, Israel, the Netherlands, Spain, Uruguay, and the United States.

Our loss from continuing operations before income taxes as shown in the consolidated statements of operations and other comprehensive income consists of the following:

	Year Ended December 31,
	2024	2023
Domestic	$(22,276)	$(9,098)
Foreign	(91,138)	(42,838)
Total loss before income tax	$(113,414)	$(51,936)

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Our provision for income tax for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Current
Domestic	$—	$—
Foreign	2,858	9,082
Total current tax provision	2,858	9,082
Deferred		—
Domestic	—	—
Foreign	—	—
Total deferred tax provision	—	—
Income tax provision	$2,858	$9,082

As of December 31, 2024, we have gross unrecognized tax benefits of $1.6 million, inclusive of interest and penalties of $0.9 million. If recognized, $1.6 million would reduce our effective tax rate. If applicable, we accrue interest and penalties related to uncertain tax positions as a component of the income tax provision.

A reconciliation of the beginning and ending amounts of our gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Balance at January 1	$1,026	$3,889
Increases (decreases) in tax positions related to prior periods	(316)	(2,833)
Increases (decreases) related to prior year tax positions as a result of lapse of statute	(2)	(30)
Balance at December 31	$708	$1,026

The BVI does not impose an income tax. Our provision for (benefit from) income tax differed from the 0% tax rate imposed in the BVI due to the following items for the years ended December 31, 2024 and 2023:

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Year Ended December 31,
	2024		2023
	$	%	$	%
Loss before income tax	$(113,414)	100.0%	$(51,936)	100.0%

U.S. state and local income tax, net of federal benefit	1	—%	1	—%
Argentina tax inflation adjustment	(4,631)	4.1%	(4,170)	8.0%
Change in valuation allowances	2,436	(2.1)%	8,041	(15.5)%
Uncertain tax positions	1,653	(1.5)%	2,118	(4.1)%
Change in carryforward attributes	(232)	0.2%	(1,594)	3.1%
Effect of rates different than statutory	209	(0.2)%	9,357	(18.0)%
Tax credits	(19)	—%	(156)	0.3%
Withholding taxes	251	(0.2)%	156	(0.3)%
Reserve on tax receivable	1,100	(1.0)%	—	—%
Equity compensation	1,556	(1.4)%	(4,301)	8.3%
Other	534	(0.5)%	(370)	0.7%
Total	$2,858	(2.5)%	$9,082	(17.5)%
The change in the effective tax rate from December 31, 2023 to December 31, 2024 is primarily related to the lower change in valuation allowances and reduction of gains from the remeasurement of tax liabilities denominated in Argentine pesos that were recognized in the prior year.

Deferred tax assets and liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred income tax assets:
Stock-based compensation	$2,009	$4,218
Expense for estimated credit losses on accounts receivable	1,081	1,095
Organizational costs	608	753
Net operating loss carryforwards	7,024	3,431
Other	341	48
Total deferred income tax assets	11,063	9,545
Valuation allowance	(11,063)	(9,545)
Total deferred income tax assets (liabilities), net	$—	$—
The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, projected future taxable income, as well as prudent and feasible tax-

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
planning strategies. Management believes that it is more-likely-than-not that the majority of deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets.
The net change in the total valuation allowance is as follows:

	December 31,
	2024	2023
Valuation allowance, beginning of year	9,545	5,802
Change in valuation allowance	1,518	3,743
Valuation allowance, end of year	$11,063	$9,545
Below is a summary of our estimated loss and tax credit carryforwards at December 31, 2024. Our tax attributes are subject to limitations on utilization due to historic ownership changes and may be subject to future limitations upon subsequent change of control, as defined by the Internal Revenue Code Sections 382 and 383.

Country	Expiration	Gross Amount Carried Forward	Net Amount Recognized as of December 31, 2024
Argentina	December 31, 2023 - December 31, 2027	$6,875	$—
Netherlands	Indefinite	10,261	—
China	December 31, 2026 - December 31, 2027	795	—
United States	Indefinite	5,130	—
Uruguay	December 31, 2026 - December 31, 2027	2,737	—
Israel	Indefinite	46	—
As of December 31, 2024 and 2023, we had $25.8 million and $14.5 million of net operating loss (“NOL”) carryforwards, respectively.
In the normal course of business, we are subject to examination by taxing authorities. Tax years vary by jurisdiction, ranging from 2018 to 2023 remain open for examination.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds, referred to as ("Pillar 2"). Certain aspects of Pillar 2 became effective January 1, 2024 and other aspects became effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We have evaluated the impact of Pillar 2 on our effective tax rate, our consolidated results of operation, financial position, and cash flows and have determined there was no impact to the Company in 2024.
12. Stockholders’ Equity
Common Stock
Our registration statement was filed on May 2, 2022 and was declared effective on May 9, 2022.
We are authorized to issue 385,000,000 Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2024, there were 83,000,501 shares of Class A common stock issued and 82,432,678 outstanding.
In addition, we are authorized to issue 15,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to 1.472467906 votes per share. Satellogic’s founder and Chief Executive Officer owns

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
13,582,642 shares of Class B common stock, representing 100% of the voting power of the Class B common stock and 19.2% of the voting power of Satellogic’s common stock.

Holders of Class B common stock have a number of votes per share equal to the number of votes controlled by the Liberty Investor. Class B common stock will automatically convert to Class A common stock at the five-year anniversary of the Closing Date unless otherwise converted, generally at the holder’s option.

Treasury Stock

On February 14, 2022, our Board approved an initial $5 million share repurchase program. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the timing of repurchases depending on market conditions.
PIPE Financing Transaction

On December 8, 2024, we entered into a Share Purchase Agreement with the Purchaser, pursuant to which the Company issued in a private placement 3,571,429 Class A common stock to the purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000.

At the Market Offering

On December 20, 2024, we entered into a Sales Agreement with CF &Co. acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000.

On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent in connection with the Company’s offer and sale, from time to time, through the Sales Agents, of its Class A common stock, having an aggregate offering amount of up to $50,000,000. The Amended Sales Agreement did not increase the amount of Class A common stock that may be offered and sold by the Company under the original Sales Agreement entered into between the Company and CF&Co. on December 20, 2024. On February 13, 2025, pursuant to the Amended Sales Agreement, the Company filed a supplement, dated February 12, 2025, to the prospectus supplement, forming a part of its effective registration statement on Form F-3 (File No. 333-283719), initially filed with the SEC on December 10, 2024.

The Company intends to amend and restate the Amended Sales Agreement with the Sales Agents in order to replace references to BVI Class A Ordinary Shares with references to Class A common stock, along with other conforming changes to reflect the consummation of the Domestication.

13. Stock-based Compensation
Our employees, including senior executives, receive incentives in the form of stock options and RSUs, whereby employees render services as consideration for equity instruments (equity-settled transactions).
On the Closing Date, we established the 2021 Incentive Compensation Plan, which was amended and restated in connection with the Domestication (the “2021 Plan”) under which RSUs were issued during the years ended December 31, 2024 and December 31, 2023. The 2021 Plan provides for the grant of options, stock appreciation rights, restricted stock awards, RSUs, shares granted as a bonus or in lieu of another award, dividend equivalents, or other stock-based awards or performance awards at the discretion of a board-elected committee. We also maintain our 2015 Share Plan as amended (the “2015 Plan”) under which stock-based option awards were issued or modified. The options were typically granted with a four-year vesting term and a maximum contractual term of 10 years. As of December 31, 2022, no further awards have or shall be granted under the 2015 Share Plan. There were no options granted during the years ended December 31, 2024 and December 31, 2023.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value (in thousands)
Balance as of December 31, 2023	4,909,302	$1.55	5.58	$3,393
Granted	—	—
Forfeited	(118,463)	4.13
Exercised	(1,026,285)	0.92
Expired	(530,258)	2.68
Outstanding at December 31, 2024	3,234,296	$1.50	4.55	$5,574
Exercisable at December 31, 2024	3,172,016	$1.42	4.51	$5,532
The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.5 million, and $95 thousand, respectively. During the years ended December 31, 2024 and 2023 the shares purchased from 32,181 options exercised and 42,898 options exercised, respectively were sold for payment of withholding taxes.

A summary of RSU activity for the year ended December 31, 2024 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value	Intrinsic Value (in thousands)
Outstanding unvested RSUs at December 31, 2023	3,229,915	$2.25	$5,652
Granted during the year	2,576,383	1.07
Forfeited during the year	(1,534,865)	2.20
Vested during the year (1)	(1,378,037)	1.89
Outstanding unvested RSUs at December 31, 2024	2,893,396	$2.52	$8,246

(1) The issuance of Class A common stock was deferred, as elected by the grantees, for 264,516 and 121,384 RSUs that vested during the years ended December 31, 2024 and December 31, 2023, respectively.
The weighted-average grant date value of RSUs at December 31, 2024 and December 31, 2023 was $2.52 and $2.25, respectively. The number of shares vested is net of 387,717 and 253,101 RSUs forfeited for payment of withholding taxes for the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, unrecognized stock-based compensation cost related to outstanding options and RSUs that are expected to vest was $0.1 million and $1.7 million, respectively, which is expected to be recognized over a weighted-average period of 0.24 years and 1.15 years, respectively.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Stock-based Compensation Expense
Total employee and non-employee stock-based compensation expense was classified in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2024	2023
Selling, general and administrative	$2,015	$3,952
Engineering	320	2,347
Total	$2,335	$6,299

14. Net Loss Per Share
Diluted loss per share considers the impact of potentially dilutive securities. We identified financial instruments that qualify as potential common shares: (i) the share-based options awards described in Note 13 (Stock-based Compensation), (ii) the warrants described in Note 7 (Warrant Liabilities), and (iii) the earnout liabilities described in Note 8 (Earnout Liabilities). Each of these potential common shares are antidilutive since their conversion to common shares would decrease loss per share from continuing operations.
Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Year Ended December 31,
	2024	2023
Net loss attributable to holders of Common Stock	$(116,272)	$(61,018)
Basic weighted-average shares of Common Stock outstanding	91,164,286	89,539,910
Basic net loss per share for the period attributable to holders of Common Stock	$(1.28)	$(0.68)
Effect of dilutive securities:
Dilutive numerator	$(116,272)	$(61,018)
Diluted weighted-average Common Stock outstanding	91,164,286	89,539,910
Diluted net loss per share for the period attributable to holders of Common Stock	$(1.28)	$(0.68)
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Warrants	49,184,815	49,184,868
Sponsor earnout shares	1,775,962	1,775,962
Stock options	3,234,296	4,909,302
Restricted stock units	2,893,396	3,229,915
Shares convertible from Secured Convertible Notes	25,000,000	—
Total	82,088,469	59,100,047

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
15. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of December 31, 2024	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$322
Liabilities
$8.63 Warrants liability	$3,028	$—	$—
PIPE Warrant liability	—	—	471
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	8,012
Total Warrant Liabilities	$3,028	$—	$8,483
Sponsor Earnout liability	$—	$—	$1,501
Secured Convertible Notes	$—	$—	$79,070

As of December 31, 2023	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
$8.63 Warrants liability	$681	$—	$—
PIPE Warrant liability	—	—	97
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	2,017
Total Warrant Liabilities	$681	$—	$2,114
Sponsor Earnout Liability	$—	$—	$419
The following methods and assumptions were used to estimate the fair values at December 31, 2024:
•The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities are considered to approximate their fair values due to the short-term nature of these items.

•The volatility assumption is based on the historical volatility of the Company’s and OS’s stock prices and the risk free rate of return assumption is based on market rates. An increase in volatility and or the risk free rate of return would result in higher values for the Company’s stock warrants and the OS stock warrants that are valued using the Black-Scholes option pricing model.

•The fair values of the OS stock warrant investment assets have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1 year
◦Volatility: 18.6%
◦Risk free rate of return: 4.2%

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
◦Time to expiry: 2.1 years
◦Volatility: 82.5%
◦Risk free rate of return: 4.2%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 2.1 years
◦Volatility: 82.5%
◦Risk free rate of return: 4.2%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 2.1 years
◦Volatility: 82.5%
◦Risk free rate of return: 4.2%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $50.6 million at December 31, 2024. Inputs used for the fair value measurement include:
◦Credit spread – 23.60% to 36.10%
◦Volatility: 50%
◦Risk free rate of return: 4.3%

Changes in the fair value of Level 3 assets during the years ended December 31, 2024 and 2023 were as follows:

OS warrants
At December 31, 2023	$—
Remeasurement gain/(loss)(1)	322
At December 31, 2024	$322
(1)Recognized in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024.

Changes in the fair value of Level 3 liabilities during the years ended December 31, 2024 and 2023 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At January 1, 2023	$6,191	$311	$1,353	$—
Remeasurement (gain)/loss(1)	(4,174)	(214)	(934)	—
At December 31, 2023	2,017	97	419	—
Issues	—	—	—	30,000
Interest payments	—	—	—	(1,525)
Remeasurement (gain)/loss(1)	5,995	374	1,082	50,595
At December 31, 2024	$8,012	$471	$1,501	$79,070
(1)Recognized in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023, respectively.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2024 or 2023.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

16. Related Parties
See description of transactions with CF&Co. and Liberty Investment as part of the Merger Transaction described in Note 4.(Reverse Recapitalization).
We made purchases totaling $1.3 million from our equity method investee, OS, in the year ended December 31, 2024 and there was $0.0 million owed to OS and included in accounts payable at December 31, 2024. We made purchases totaling $1.8 million from our equity method investee, OS, in the year ended December 31, 2023 and there was $0.3 million owed to OS and included in accounts payable at December 31, 2023. See Note 20 (Equity Method Investment).

On December 20, 2024, we entered into a Sales Agreement with CF&Co.. Under the Sales Agreement, CF&Co is acting as a sales agent to the Company, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000. The Sales Agreement was amended and restated on February 12, 2025; however, the Sales Agreement, as amended and restated, did not increase the amount of Class A common stock that may be offered and sold by the Company under the original Sales Agreement entered into on December 20, 2024. Pursuant to the Amended Sales Agreement, when designated as sales agent for a particular sale, CF&Co. is to be paid a commission, in cash, at a fixed rate of 3.0% of the gross sales price per share sold under the Amended Sales Agreement. CF&Co. is also entitled to reimbursement for certain specified expenses, including the fees and disbursements of CF&Co.’s legal counsel.
Additionally, CF&Co served as the Company’s financial advisor in connection with the offering and sale of the Secured Convertible Notes on April 12, 2024. Pursuant to a letter agreement, CF&Co received a fee equal to $0.9 million after the closing of the Secured Convertible Notes. See Note 17 (Secured Convertible Notes) for additional details on the Secured Convertible Notes.

CF&Co. is controlled by Cantor Fitzgerald, L.P., which beneficially owns more than 10% of our Class A common stock. Additionally, Howard Lutnick, a former member of the Company’s Board who elected to resign from the Board, effective November 25, 2024, is the former Chief Executive Office of CF&Co.
17. Secured Convertible Notes

There was no debt as of December 31, 2023. Debt as of December 31, 2024 is as follows:

December 31,
2024
Secured Convertible Notes	$79,070
Less: Current portion	—
Total non-current debt	$79,070

On April 12, 2024, the Company, Nettar and the Holder Representative entered into a Note Purchase Agreement with the Purchaser, pursuant to which Nettar agreed to issue $30.0 million aggregate principal amount of Secured Convertible Notes to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (11.07% as of December 31, 2024), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

The Secured Convertible Notes are convertible into shares of the Company’s Class A common stock at an initial conversion price of $1.20 (or 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Notes) (“Conversion Feature”), subject to customary anti-dilution adjustments. The Company’s ability to settle conversions using the Company’s Class A common stock is subject to CFIUS Approval (as defined in the Note Purchase Agreement).

Unless this Note has been previously settled or converted in accordance with the other features mentioned within agreement, the entire outstanding principal balance and all unpaid accrued interest shall become fully due and payable on the Maturity Date of April 12, 2028.

The following table details the scheduled maturity of the Secured Convertible Notes assuming no conversion prior to maturity:

December 31,
Years Ended	2024
2025	$—
2026	—
2027	—
2028	30,000
Total remaining Secured Convertible Notes payments	$30,000

In the event of an asset sale by the Company (outside the ordinary course of business) or an insurance or condemnation event that results in net proceeds to the Company in excess of $2.0 million Nettar will be required to offer to prepay the Secured Convertible Notes up to the amount of such proceeds at par (unless such proceeds are used to purchase comparable assets within six months). In the event the Secured Convertible Notes are accelerated as a result of an event of default, Nettar must pay a pre-payment penalty equal to 5% of the greater of (i) the outstanding principal amount and (ii) the then-prevailing conversion value. In connection with a change of control of the Company (including delisting of the Company’s Class A common stock), the holder has the right to require the Company to repurchase the Secured Convertible Notes for cash at a price equal to the greater of (i) 105% of the redemption value of the Secured Convertible Notes or (ii) 105% of the then-prevailing conversion value, plus accrued but unpaid interest thereon, as well as any other amounts owed (the “Put Price”). Nettar also has the right to repurchase or force-convert the Secured Convertible Notes in connection with a full acquisition of the Company at the Put Price.

The Secured Convertible Notes contain certain restrictive covenants, including restrictions on (i) incurring indebtedness, subject to certain exceptions, (including the ability to issue additional Secured Convertible Notes; provided the aggregate principal outstanding amount does not exceed $50.0 million), (ii) creating certain liens, subject to certain exceptions, (iii) the payment of dividends or other restricted payments, (iv) the sale, transfer or otherwise conveyance of certain assets, subject to asset sale pre-payment described above, and (v) affiliate transactions.

In connection with the offering, the Company also entered into (i) a side letter with the Purchaser, pursuant to which the Purchaser will be entitled to pre-emptive rights, in order to maintain its as-converted ownership percentage on the same basis as new capital raised and (ii) a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
Fair value option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the statement of operations and comprehensive loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
18. Leases
We have operating leases relating to office facilities, manufacturing facilities and ground stations. Lease terms range from two years to 10 years.

Certain of the Company’s leases include options for early termination. The Company utilizes the base period as the lease term when initially recognizing right-of-use assets and lease liabilities, unless it is reasonably certain that a termination option will be exercised.

We recognized the following lease costs related to our operating leases for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Operating lease costs	$2,004	$2,804
Short-term lease costs	112	37
Variable lease costs	145	160
Total operating lease costs	$2,261	$3,001

Cash paid for amounts included in the measurement of operating lease liabilities were as follows for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Operating cash flows - operating lease payments	$(2,702)	$(2,368)
The amounts of future undiscounted cash flows related to the lease payments over the lease term and the reconciliation to the present value of the operating lease liabilities at December 31, 2024 is as follows:

Operating leases
Years Ended
2025	$413
2026	183
2027	179
2028	90
2029	111
thereafter	—
Total remaining lease payments	976
Less imputed interest	(97)
Present value of lease liability	$879

Total current	$363
Total non-current	$516
The weighted-average remaining years for the operating leases are 4.6 years and 4.5 years as of December 31, 2024 and 2023, respectively. The weighted-average discount rate for operating leases is 3.6% and 4.9% as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company obtained $0.2 million and $3.1 million, respectively of right-of-use assets for new operating lease obligations.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
On November 29, 2024, the Company entered into a settlement agreement for its Netherlands Lease. The Company paid $0.3 million in termination fees in connection with the settlement agreement. As a result of the termination of the Netherlands Lease, the related right-of-use asset was written off, the lease liability was derecognized. In total, the Company recognized a gain on the termination of the Netherlands Lease of $0.4 million during the year ended December 31, 2024. The loss is included in engineering expenses on our condensed consolidated statement of operations and comprehensive loss.
The Company had an operating lease ROU asset of approximately $0.7 million related to the Netherlands Lease recorded in its condensed consolidated balance sheets as of December 31, 2024. The Company had current and non-current operating lease liabilities of approximately $0.5 million and $0.6 million, respectively, related to the Netherlands Lease recorded in its consolidated balance sheets as of December 31, 2024.

19. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of December 31, 2024 and December 31, 2023, we are not aware of any contingent liabilities that should be reflected in the Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to December 31, 2024. Future purchase commitments under noncancelable launch service contracts as of December 31, 2024 consisted of approximately $1.9 million of total purchase commitments for the year ending December 31, 2025 and total commitments of $12.1 million through 2028.

20. Equity Method Investment

In 2022, we entered into an Investment Agreement with OS, a company engaged in the design and production of telescopes and opto-mechanical and aerospace instrumentation for ground and space-based applications, to purchase 5% (283,725 shares) of OS’s outstanding common shares for $3.7 million. Additionally, OS issued 524,715 stock warrants to us, giving us the right to convert each warrant into a single common share over a period of up to 36 months. The investment was completed on September 30, 2022. Emiliano Kargieman, our Chief Executive Officer, was appointed to OS’s board of directors. The inclusion of Mr. Kargieman on OS’s board of directors, the option to purchase additional shares, and being a significant customer of OS gives the Company a certain level of control that makes the equity method of accounting appropriate even though the Company’s investment is less than 20%.

The investment has a carrying value of $3.7 million as of December 31, 2024 and is included in Other non-current assets on the Consolidated Balance Sheets. The aggregate value of the investment based on the quoted market price is approximately $4.0 million.

21. Subsequent Events

Domestication

On March 26, 2025, we filed with the Secretary of State of the State of Delaware a certificate of corporate domestication and a certificate of incorporation of a Delaware corporation with the name “Satellogic Inc.,” as well as filed with the Registrar of Corporate Affairs in the BVI a notice of the Company’s continuance out of the BVI, pursuant to which we domesticated and are continuing as a Delaware corporation. On the effective date of the Domestication, each of our BVI

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Ordinary Shares and BVI Warrants automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock, Class B common stock and warrants to purchase Class A common stock, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (CEO) and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting
Our management, including the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024 based on the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment and criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers
Board of Directors
The names and ages of our current directors as of March 14, 2025 are listed in the table below:

Name	Age	Director Since	Class	Committees	Independent
Emiliano Kargieman	49	2021	III	Finance
Ted Wang	55	2022	I	Audit; Compensation (Chairperson); Nominating (Chairperson)	✓
Marcos Galperin	53	2022	III	None	✓
Kelly J. Kennedy	56	2024	III	Audit (Chairperson); Finance	✓
Steven T. Mnuchin	62	2022	I	Finance (Chairperson); Compensation; Nominating
Joseph Dunford	69	2022	I	None
Peter Thomas Killalea	57	2022	II(1)	Audit; Compensation; Nominating	✓
Miguel Gutiérrez	66	2022	II	None	✓
(1)In connection with the Domestication and in accordance with the Company’s certificate of incorporation, Mr. Killalea was reassigned as a Class II director.
The term for the Class I, II, and III directors will expire in 2025, 2026, and 2027, respectively.
Emiliano Kargieman. Mr. Kargieman serves as our Chief Executive Officer. Mr. Kargieman founded Nettar and has served as its Chief Executive Officer since July 2010. Prior to founding Nettar, Mr. Kargieman founded Core Security Technologies, which developed automated penetration testing software, and co-founded and directed Aconcagua Ventures, which focused on investing and developing high-tech startups in Latin America to be global businesses. Mr. Kargieman has also founded various other technology startups, including GarageLab, a problem-solving laboratory based on an innovative multidisciplinary approach involving science, technology, art, and business. He has independently consulted for several corporations and government agencies and served as a Member of the Special Projects Group at the World Bank. Mr. Kargieman has a formal background in number theory and philosophy.
Ted Wang. Mr. Wang is a partner at Cowboy Ventures, a prominent venture capital fund located in Palo Alto, California, focused on enterprise and consumer-oriented software-driven companies since February 2017, an executive coach, and a member of our Board. Ted is also a board member of several other companies including companies providing robotic automation software, developer operations software and software applying artificial intelligence, such as, Drata, Vic.ai, SVT Robotics and Contra.
Prior to joining Cowboy, Ted was a partner at the law firm of Fenwick & West LLP where he was recognized as one of the country’s leading technology lawyers, focusing his practice on emerging technology companies from October 2006 to January 2017. During that time, Ted worked with many of the top technology companies of the era, including Facebook, Twitter, Dropbox, Square, Gusto and Zuora. From years at the boardrooms of these companies, Ted has learned from the best and the brightest founders, investors, and outside board members.
Mr. Wang has a bachelor’s degree in history and Latin from Duke University and a J.D. from the University of Virginia School of Law.
Marcos Galperin. Mr. Galperin is the Chairman, President, and CEO of MercadoLibre, the largest e-commerce website in Latin America, which he co-founded in 1999. He also served as a director of Globant S.A. until his resignation in April 2020. Mr. Galperin also worked in the fixed income department of J.P. Morgan Securities Inc. in New York from June to August 1998 and at YPF S.A., an integrated oil company, in Buenos Aires, Argentina, where he was a Futures and Options Associate and managed YPF’s currency and oil derivatives program from 1994 to 1997. Mr. Galperin serves as a board member at Onapsis Inc. and Endeavor. Mr. Galperin received an MBA from Stanford University and graduated with honors from the Wharton School of the University of Pennsylvania.

Kelly J. Kennedy. Ms. Kennedy joined the Company’s Board in September of 2024. Ms. Kennedy is a seasoned financial executive with over 30 years of experience in finance, operations, and strategic growth. Since November 2023, Ms. Kennedy has served as the Chief Financial Officer of Willow Innovations, Inc. She previously served as Executive Vice President, Chief Financial Officer of The Honest Company, Inc., from January 2021 to September 2023. Prior to joining the Honest Company, Ms. Kennedy served as Chief Financial Officer of The Bartell Drug Company, a family-owned pharmacy chain, from September 2018 until its sale to Rite Aid in December 2020. Prior to that, Ms. Kennedy served as the Chief Financial Officer of Sur La Table, Inc. from June 2015 to September 2018, as the Chief Financial Officer of See’s Candies from January 2014 to June 2015 and as the Chief Financial Officer and Treasurer of Annie’s Inc. from August 2011 to November 2013. Ms. Kennedy has served on the board of directors of Vital Farms, Inc., since December 2019, where she is the chair of its audit committee and a member of its compensation committee. Ms. Kennedy also currently serves on the board of directors of Good RX, Inc., since December of 2023, where she is a member of its audit and risk committees. Ms. Kennedy received her M.B.A. from Harvard Business School and her B.A. in Economics from Middlebury College.
Steven T. Mnuchin. Former Secretary Mnuchin serves as the Managing Partner of Liberty Strategic Capital and chairs the firm’s Investment Committee.
Prior to founding Liberty, he served as the 77th Secretary of the Treasury from February 2017 through January 2021. As Secretary of the Treasury, Mr. Mnuchin was responsible for leading the U.S. Treasury, whose mission is to maintain a strong economy, foster economic growth, and create job opportunities by promoting the conditions that enable prosperity at home and abroad. He was also responsible for strengthening national security by combating economic threats and protecting our financial system, as well as managing the U.S. government’s finances. Former Secretary Mnuchin also oversaw cybersecurity for financial services, IRS and U.S. Treasury Bureaus.
Former Secretary Mnuchin played a pivotal role in advancing the Administration’s economic agenda, including the passage and implementation of the Tax Cuts and Jobs Act and the CARES Act. He also led the U.S. Treasury Department’s regulatory reform efforts. Former Secretary Mnuchin was chair of the Committee on Foreign Investment in the United States and was a member of the National Security Council. He was responsible for using economic tools to combat terrorist financing and other threats to the United States and its allies.
Prior to his confirmation, he served as Founder, Chairman, and Chief Executive Officer of Dune Capital Management. He founded OneWest Bank Group LLC and served as its Chairman and Chief Executive Officer until its sale to CIT Group Inc. Earlier in his career, Former Secretary Mnuchin worked at The Goldman Sachs Group, Inc., where he was a Partner and served as Chief Information Officer. He has extensive experience in global financial markets and investments.
Former Secretary Mnuchin is committed to philanthropic activities and previously served as a member of the boards of directors of the Museum of Contemporary Art Los Angeles (MOCA), the Whitney Museum of Art, the Hirshhorn Museum and Sculpture Garden on the Mall, the UCLA Health System, the New York Presbyterian Hospital, and the Los Angeles Police Foundation. He was born and raised in New York City. Former Secretary Mnuchin holds a B.A. from Yale University.
Joseph F. Dunford, Jr. General Joseph Dunford serves as a Senior Managing Director for Liberty Strategic Capital and as a member of the firm’s Investment Committee. He also serves on the board of directors of Liberty Strategic Capital portfolio company Zimperium, Inc. (since 2022). Prior to joining Liberty, he previously served as the 19th Chairman of the Joint Chiefs of Staff, the nation’s highest-ranking military officer. In this role, he was the senior ranking U.S. officer and principal military advisor to the President, Secretary of Defense, and National Security Council from 2015 to 2019.
General Dunford was commissioned in 1977 and served as an infantry officer and led Marines at all levels, to include commanding the 2nd Battalion, 6th Marines and 5th Marine Regiment during Operation Iraqi Freedom. He also served as the Assistant Division Commander of the 1st Marine Division in Iraq, Commanded I Marine Expeditionary Force, and served as the Commander, Marine Forces U.S. Central Command. He served as the 36th Commandant of the Marine Corps, the Assistant Commandant of the Marine Corps and Commander of all U.S. Forces and NATO forces in Afghanistan.
General Dunford graduated from Boston College High School and Saint Michael's College. He also earned master’s degrees in government from Georgetown University and in International Relations from the Fletcher School of Law and Diplomacy, Tufts University.

He currently serves as chairman of the board of directors for the Injured Marine Semper Fi & America’s Fund which supports our wounded, ill, and injured active duty personnel and veterans from all services. He also is Chairman of the Board of the Adams Presidential Center. He is a Senior Fellow at the Belfer Center for Science and International Affairs, Harvard Kennedy School. He also serves as a member of the boards of directors for the Lockheed Martin Corporation, Bessemer Securities Corporation, Georgetown University, the Atlantic Council, and the Travis Manion Foundation.
Peter Thomas Killalea. Mr. Killalea joined our Board as a director in March 2022. He is a seasoned technology executive with deep expertise in product development, digital innovation, customer experience, and security.
From November 2014 to December 2021, Mr. Killalea was the President of Aoinle, LLC, a consulting firm. From May 1998 to November 2014, Mr. Killalea served in various leadership roles at Amazon, most recently as its Vice President of Technology for the Kindle Content Ecosystem from 2008 to 2014. He led Amazon’s Infrastructure and Distributed Systems team, which later became a key part of the Amazon Web Services Platform. Previously, he served as Amazon’s Vice President of Infrastructure and Distributed Systems from 2003 to 2008 and prior to that as Chief Information Security Officer and Vice President of Security.
Mr. Killalea is Chairman of the board of directors of MongoDB, Inc., and serves on the board of directors of Capital One Financial Corp. and Akamai Technologies, Inc. He previously served on the boards of directors of Xoom Corporation from March 2015 until its acquisition by PayPal Holdings, Inc. in November 2015, and Carbon Black, Inc. from April 2017 until its acquisition by VMware in October 2019. He also currently serves on the editorial board of ACM Queue (Association for Computing Machinery). Mr. Killalea holds a B.Ed. in Education from the National University of Ireland and a B.S. in Computer Science from Trinity College Dublin in Ireland.
Miguel Gutiérrez. Mr. Gutiérrez is a Partner and Head of Private Markets at The Rohatyn Group (TRG), overseeing the firm’s private equity, private credit and infrastructure strategies. He is a member of TRG’s Executive Committee and is based in Montevideo.
Mr. Gutiérrez has over 30 years of experience in international financial markets, with the majority of this time dedicated to emerging markets. Prior to joining TRG in October 2004, Mr. Gutiérrez served as the Chairman and CEO of the Telefónica Group in Argentina and Chairman of Grupo Concesionario del Oeste S.A. He also served as the non-executive Chairman of YPF S.A. from April 2016 to December 2019. Earlier in his career, Mr. Gutiérrez held numerous senior positions at J.P. Morgan over 21 years, most recently as the Head of Global Emerging Markets Sales, Trading, and Research and prior to that as the Head of Latin America Emerging Markets. Under Mr. Gutiérrez's direction, J.P. Morgan established and cemented its leadership position in emerging markets sales, trading, and research. At the beginning of his time with J.P. Morgan, Mr. Gutiérrez held various senior positions, including Head of European Interest Rate Management and Treasury Manager in both Madrid and Buenos Aires. Mr. Gutiérrez holds an Advanced Management Program — AMP degree from IAE — Universidad Austral in Argentina.
Pursuant to a written agreement, a copy of which is filed as Exhibit 10.6 to this Report (the “Hannover Agreement”), following the consummation of the Merger and so long as Hannover holds at least 4% of our outstanding Class A common stock, Hannover shall have the right to nominate a person of its choice, reasonably acceptable to us, to serve on the Board as a director; subject to compliance with the independence requirements of Rule 5605 of the Nasdaq rules; provided that such director nominee agrees to be bound by such confidentiality, insider trading and other policies applicable to our directors as adopted by the Board. Hannover nominated Mr. Gutiérrez as its director nominee and on April 28, 2022, our Board elected Mr. Gutiérrez to the Board to fill the existing vacancy on the Board.
Independence of our Board of Directors
All of our directors except Emiliano Kargieman, Steven Mnuchin and Joseph Dunford are independent directors as defined in the Nasdaq listing standards and applicable SEC rules. The Board has an audit committee (“Audit Committee”) composed entirely of independent directors, a nominating and corporate governance committee (“Nominating and Corporate Governance Committee”), a compensation committee (“Compensation Committee”), the majority of each of which is composed of independent directors, and a finance committee (“Finance Committee”), the majority of which is composed of non-independent directors.

Board Committees
Audit Committee
Our Audit Committee is responsible for, among other things:
•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing, with our independent registered public accounting firm, the scope and results of their audit;
•approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the annual financial statements that we file with the SEC;
•overseeing our financial and accounting controls and compliance with legal and regulatory requirements;
•reviewing our policies on risk assessment and risk management;
•reviewing related person transactions; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Our Audit Committee consists of Kelly Kennedy, as Chairperson and Ted Wang and Tom Killalea, as members. Each qualifies as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to Audit Committee membership. In addition, all of the Audit Committee members meet the requirements for financial literacy under applicable SEC and Nasdaq rules and Ms. Kennedy qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K. The written charter for the Audit Committee is available on our website at https://investors.satellogic.com.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is responsible for, among other things:
•determining the qualifications, qualities, skills and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director;
•evaluating the current composition, organization and governance of the Board and its committees, determining future requirements and making recommendations to the Board for approval consistent with the criteria approved by our Board;
•searching for, identifying, evaluating and selecting, or recommending for selection by the Board, candidates to fill new positions or vacancies on the Board consistent with the criteria approved by our Board, and reviewing any candidates recommended by stockholders;
•reviewing and considering any nominations of director candidates validly made by stockholders in accordance with applicable laws, rules and regulations and the provisions of our certificate of incorporation and bylaws;
•evaluating the performance of individual members of the Board eligible for re-election, and selecting, or recommending for the selection of the Board, the director nominees by class for election to the Board by the stockholders at the annual meeting of stockholders or any special meeting of stockholders at which directors are to be elected;
•considering the Board’s leadership structure, including the appointment of a lead independent director of the Board, for specific purposes, and making such recommendations to the Board with respect thereto as the Nominating and Corporate Governance Committee deems appropriate;
•developing and reviewing periodically the policies and procedures for considering stockholder nominees for election to the Board;

•evaluating the “independence” of directors and director nominees against the independence requirements of the securities exchange on which our securities are listed, applicable rules and regulations promulgated by the SEC and other applicable laws;
•approving, or recommending to the Board for approval, and periodically reviewing the policies and procedures for director candidates, the stockholder communications policy and the external communications policy, and approving, or recommending to the Board for approval, any changes the Nominating and Corporate Governance Committee deems appropriate.
Our Nominating and Corporate Governance Committee consists of Ted Wang as Chairperson and Tom Killalea and Steven Mnuchin as members. Each of Mr. Wang and Mr. Killalea qualify as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to nominations for committee membership. Mr. Mnuchin is not an independent director. We have determined that the fact that our Nominating and Corporate Governance Committee is not entirely composed of independent directors does not materially or adversely affect the ability of our Nominating and Corporate Governance Committee to conduct its business in our best interests. As a result of the Domestication and our loss of FPI status, under relevant Nasdaq rules we have six months from the Domestication to have a nominating committee consisting of entirely independent directors. The written charter for the Nominating and Corporate Governance Committee is available on our website at https://investors.satellogic.com.
Compensation Committee
Our Compensation Committee is responsible for, among other things:
•providing oversight and advising the Board on the Company’s compensation policies, plans and benefits programs, as well as overall compensation philosophy;
•reviewing and making recommendations to the Board regarding the compensation of the Company’s directors and executive officers; and
•administering the Company’s equity compensation plans.

Our Compensation Committee consists of Ted Wang as Chairperson and Steven Mnuchin and Tom Killalea as members. Mr. Wang qualifies as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to compensation committee membership. We have determined that the fact that our Compensation Committee is not entirely composed of independent directors does not materially or adversely affect the ability of our Compensation Committee to conduct its business in our best interests. As a result of the Domestication and our loss of FPI status, under relevant Nasdaq rules we have six months from the Domestication to have a compensation committee consisting of entirely independent directors. The written charter for the Compensation Committee is available on our website at https://investors.satellogic.com.
Finance Committee

Our Finance Committee is responsible for, among other things:

•assisting the Board with monitoring and overseeing our financial performance and, in particular, our liquidity position and capital expenditures, and collaborating with our officers and staff concerned with our finances so as to monitor our financial performance;

•monitoring and overseeing our financial performance and providing recommendations to the Board on our capital management strategy;

•subject to the parameters set forth by the Board from time to time, overseeing, reviewing and approving, as necessary or appropriate, our key treasury and financing activities including, but not limited to, delegation of authority matrix, investment policy, capital structure and fundraising;

•determining the terms of and approving transactions between us and one or more of our affiliated entities (irrespective of how many intermediate parent companies or entities exist between us and such affiliates); and

•causing us or any of our affiliates (as applicable) to incorporate, register or form any new company or other legal entity as a new affiliate from time to time, and to open accounts with any bank or financial institution with respect to any new or existing affiliate.

Our Finance Committee consists of Steven Mnuchin as Chairperson and Kelly Kennedy and Emiliano Kargieman as members. Ms. Kennedy qualifies as an independent director according to the rules and regulations of the SEC and Nasdaq with respect to finance committee membership. Neither Mr. Mnuchin nor Mr. Kargieman are independent directors. We are not required to have a finance committee. Nevertheless, we have determined that the fact that our Finance Committee is not entirely composed of independent directors does not materially or adversely affect the ability of our Finance Committee to conduct its business in our best interests. The written charter for the Finance Committee is available on our website at https://investors.satellogic.com.

Risk Oversight
The Board is responsible for overseeing our risk management process. The Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Audit Committee is also responsible for discussing our policies with respect to risk assessment and risk management. Our Board believes its administration of its risk oversight function has not negatively affected our Board’s leadership structure.
Executive Officers
The names, ages, and current positions of our current executive officers as of March 14, 2025 are listed in the table below. For biographical information concerning Mr. Kargieman, see “— Board of Directors” above. The business address for our executive officers is c/o Satellogic Inc., 210 Delburg Street, North Carolina 28036.

Name	Age	Title
Emiliano Kargieman	49	Chief Executive Officer
Matthew Tirman	44	President
Rick Dunn	56	Chief Financial Officer
Matthew Tirman. Mr. Tirman serves as President of Satellogic, bringing more than 20 years of experience in technology and aerospace from across the US government and international markets. As President, he leads the operational execution of Satellogic’s strategy and business plan. Prior to this appointment, Mr. Tirman held the position of Chief Commercial Officer, where he began laying the groundwork for Satellogic’s early entry into the U.S. market.
Before joining Satellogic in 2021, Matt served as Head of Government at Descartes Labs, a leading provider of geospatial and multi-sensor analytics, where he revenue growth and customer delivery across defense and intelligence clients. His previous roles include Chief Commercial Officer at PlanetRisk, where he was responsible for delivering enterprise geospatial risk analytics and customized big data solutions to Global 1000 customers; Chief Executive Officer and founder of Access Global, a consulting firm providing executive management, sales, and business development solutions in foreign markets across EMEA and Asia; Vice President and Managing Director at Strategic Social, a technology and services firm operating frontier markets across the Middle East and North Africa that he helped grow to more than $40 million in annual revenue before it was sold to Constellis in 2014.
Additionally, Matt has served as an analyst for the U.S. Department of Defense on cooperative Research and Development and as a speechwriter for senior military leadership in Washington D.C. and Baghdad, Iraq. He holds a master’s degree in Defense and Security from Lancaster University and a BS in Political Science from East Carolina University.
Rick Dunn. Mr. Dunn has served as our Chief Financial Officer since January 2019. Prior to joining us, Mr. Dunn served as Chief Financial Officer of PowerTeam Services, LLC, a super-regional utility service company, from February 2018 to November 2018 and as Executive Vice President and Chief Financial Officer at ACN Inc., a telecommunications company, from October 2014 to January 2018. Mr. Dunn also served as SVP & Chief Financial Officer at Trilogy International Partners Inc., a wireless carrier, and as Corporate Controller for Western Wireless International. In addition, his experience includes 10 years with the public accounting firm of Grant Thornton LLP. Mr. Dunn is a Certified Public Accountant (inactive) and holds a B.B.A. degree from Pacific Lutheran University and an M.B.A. from Seattle University.
Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees. We also have a Code of Ethics for Chief Executive Officer and Financial Officers (the “Financial Code of Ethics”) that applies to our Chief Executive Officer and financial officers, including the Chief Financial

Officer and other employees performing similar functions. The Code of Ethics and Financial Code of Ethics each address matters such as conflicts of interest, confidentiality, fair dealing and compliance with laws and regulations. The Code of Ethics also contains a 24-hour Compliance Hotline to anonymously report compliance or ethics concerns. These submissions, if any, are reviewed at least quarterly by the Audit Committee. A copy of the Code of Ethics (which includes the Financial Code of Ethics) is available on our website at investors.satellogic.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

We are currently considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation, for our last completed fiscal year. Further, our reporting obligations extend only to “Named Executive Officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at any time during fiscal year 2024 or fiscal year 2023.
Summary Compensation Table

The following table sets forth the compensation paid and accrued to be paid by the Company for fiscal years 2024 and 2023 to the Company’s Chief Executive Officer, Chief Financial Officer and President, our “Named Executive Officers” (“NEOs”).

Name and principal position	Year	Salary ($)	Bonus ($)		Stock awards ($) (1)		All other compensation ($)(6)	Total ($)
Emiliano Kargieman	2024	477,841	—		—		—	477,841
Chief Executive Officer	2023	479,712	—		—		—	479,712

Rick Dunn	2024	461,500	250,000	(7)	410,955	(2)	10,095	1,132,550
Chief Financial Officer	2023	461,500	—		263,086	(3)	11,550	736,136

Matthew Tirman	2024	420,000	—		410,125	(4)	12,929	843,054
President	2023	348,012	—		180,200	(5)	28,019	556,231

(1) Represents restricted stock units (“RSUs”) granted under our Amended and Restated 2021 Incentive Compensation Plan (the “2021 Plan”) prior to the amendment and restatement of the 2021 Plan in connection with the Domestication.
(2) Mr. Dunn was granted 373,595 RSUs on June 7, 2024 valued at the grant date value of $1.10 per share based on the Company’s closing stock price on that date, of which 23,349 vested on June 20, 2024, 23,350 vested on September 20, 2024, 23,349 vested on December 20, 2024, and the remainder vest quarterly beginning March 20, 2025 through March 20, 2028, generally subject to continued employment through each vesting date.
(3) Mr. Dunn was granted 147,801 RSUs on August 9, 2023 valued at the grant date value of $1.78 based on the Company’s closing stock price on that date, of which 9,237 vested on September 20, 2023, 9,237 vested on December 20, 2023, 9,237 vested on March 20, 2024 9,237 vested on June 20, 2024, 9,237 vested on September 20, 2024, 9,237 vested on December 20, 2024, and the remainder vest quarterly beginning March 20, 2025 through June 20, 2027 generally subject to continued employment through each vesting date.
(4) Mr. Tirman was granted 372,841 RSUs on June 7, 2024 valued at the grant date value of $1.10 per share based on the Company’s closing stock price on that date, of which 23,302 vested on June 20, 2024, 23,303 vested on September 20, 2024, 23,302 vested on December 20, 2024, and the remainder vest quarterly beginning March 20, 2025 through March 20, 2028, generally subject to continued employment through each vesting date.
(5) Mr. Tirman was granted 101,236 RSUs on August 9, 2023 valued at the grant date value of $1.78 based on the Company’s closing share price on that date, of which 25,309 vested on December 20, 2023, 12,654 vested on March 20, 2024, 12,654 vested on June 20, 2024, 12,654 vested on September 20, 2024, 12,654 vested on December 20, 2024, and the remainder vest quarterly beginning March 20, 2025 through June 2025, generally subject to continued employment through each vesting date.
(6) For Mr. Dunn, includes company matching contributions to our 401(k) plan. For Mr. Tirman, in 2024, includes relocation reimbursements and in 2023, includes $25,723 of relocation reimbursements and $2,296 of company matching contributions to our 401(k) plan.

(7) Mr. Dunn received this one time incentive payment in December of 2024, pursuant to the terms of the Dunn Offer Letter (detailed below), which payment was triggered by the Company receiving $40 Million in aggregate consideration through a series of transactions.
Employment Agreements

Chief Executive Officer. Emiliano Kargieman was appointed as Chief Executive Officer of Nettar effective November 13, 2013. He entered into his most recent employment agreement with the Company on October 5, 2021. Under the agreement, Mr. Kargieman receives an annual base salary of 442,130 euros (approximately $461,755 at December 31, 2024), plus standard Company benefits that may be reviewed, but not necessarily increased, from time to time. In addition, pursuant to the Non-Disclosure Agreement, dated November 11, 2013, by and between Mr. Kargieman and the Company, Mr. Kargieman is subject to confidentiality provisions and non-solicitation restrictive covenants for a period following the termination of his employment.

Chief Financial Officer. Rick Dunn was appointed as Chief Financial Officer of the Company effective January 13, 2019 and he entered into an offer letter with the Company on January 11, 2019, which was subsequently amended by a letter agreement on May 11, 2023 (collectively, the “Dunn Offer Letter”). The Dunn Offer Letter include (i) an annual base salary of $461,500 currently, (ii) a change in control bonus and severance benefits as described in the section below entitled “Potential Payments upon Termination or Change in Control,” (iii) eligibility to receive an annual grant of RSUs having a current target value of $410,955 per year (target value set by the Compensation Committee on June 7, 2024) and vesting at a rate of 6.25% per quarter, subject to Board approval, and (v) eligibility to participate in the Company employee benefits plans. In addition, pursuant to the Non-Disclosure Agreement, dated January 17, 2019, by and between Mr. Dunn and the Company, Mr. Dunn is subject to confidentiality provisions and non-solicitation restrictive covenants for a period following the termination of his employment.
President. Matt Tirman was appointed as President of the Company effective August 1, 2023. He entered into an offer letter with the Company on August 30, 2023 (the “Tirman Offer Letter”). The Tirman Offer Letter include (i) an annual base salary of $420,000 currently, (ii) a discretionary change in control bonus and severance benefits as described in the section below entitled “Potential Payments upon Termination or Change in Control,” (iii) eligibility to receive an annual grant of RSUs having a target value of $420,000 per year (target value set by the Compensation Committee on June 7, 2024) and vesting at a rate of 6.25% per quarter, subject to Board approval, (iv) reimbursement of relocation expenses as detailed in the Summary Compensation Table above and (v) eligibility to participate in the Company employee benefits plans. In addition, pursuant to the Non-Disclosure Agreement, dated December 2, 2020, by and between Mr. Tirman and the Company, Mr. Tirman is subject to confidentiality provisions and non-solicitation restrictive covenants for a period following the termination of his employment.

Potential Payments upon Termination or Change in Control

The Dunn Offer Letter and the Tirman Offer Letter also provide that upon a termination of employment with the Company in which both the executive and the Company agree in writing, it is intended that the executive would receive six months of base salary and COBRA expenses, subject to the executive’s execution and delivery of a general release of claims in favor of the Company. Mr. Tirman’s agreement includes a discretionary bonus, to be determined by the Company, in the event of a change in control or sale of the majority of the interests in the Company. Mr. Dunn’s agreement provides that he would receive (i) an extended option exercise period equal to one year following termination, and (ii) full acceleration of all outstanding stock options and RSU awards. In addition, Mr. Dunn’s agreement included a potential one-time cash bonus of $250,000 if the Company underwent a change in control, transferred a majority of the interests in the Company, or a transaction or series of transactions pursuant to which the Company received at least $40,000,000 in aggregate consideration, in each case, while Mr. Dunn is employed by the Company. This one time incentive was paid to Mr. Dunn in December of 2024 as described in the footnotes to the Summary Compensation Table detailed above.

The award agreement pursuant to which the RSUs held by our NEOs were issued provides for accelerated vesting upon (i) the NEO’s death or disability, (ii) a change in control of the Company if the RSUs are not assumed by the successor company, or (iii) a termination of the NEO’s employment without cause in connection with or within 12 months following the occurrence of a change in control. For purposes of the foregoing, “cause” generally means (a) the failure by the NEO to perform, in a reasonable manner, his or her duties as assigned by the Company, (b) any violation or breach by the NEO of his or her employment, consulting or other similar agreement with the Company, if any, (c) any violation or breach by the NEO of any non-competition, non-solicitation, non-disclosure and/or other similar agreement with the Company, (d) any act by the NEO of dishonesty or bad faith with respect to the Company, (e) use of alcohol, drugs or other similar substances in a manner that adversely affects the NEO’s work performance, or (f) the commission by the NEO of any act, misdemeanor, or crime reflecting unfavorably upon the NEO or the Company.

Outstanding Equity Awards at Fiscal Year-End

The following reflects information regarding outstanding equity awards held by each NEO as of December 31, 2024.

			Option Awards				Stock Awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Rick Dunn	3/27/2019	(2)	293,925	—	1.03	3/27/2029	—	—
	2/20/2021	(3)	28,787	—	1.27	2/20/2031	—	—
	12/2/2022	(4)	—	—	—	—	23,460	66,861
	8/9/2023	(5)	—	—	—	—	92,379	263,280
	6/7/2024	(6)	—	—	—	—	303,547	865,109
Matthew Tirman	1/31/2021	(7)	136,826	7,036	1.27	1/31/2031	—	—
	8/9/2023	(8)	—	—	—	—	25,311	72,136
	6/7/2024	(9)	—	—	—	—	302,934	863,362

(1) Reflects award value based on a price of $2.85 per share based on the Company’s closing stock price on December 31, 2024.
(2) Of the original grant of 482,975 options, 120,744 vested February 9, 2020 and approximately 10,062 options vested monthly in equal installments through February 9, 2023, generally subject to continued employment through each vesting date.
(3) Of the original grant of 28,787 options, approximately 14,393 vested on the grant date, 7,197 vested on August 13, 2021 and 7,197 vested February 13, 2022, generally subject to continued employment through each vesting date.
(4) These RSUs vest in equal quarterly installments from March 20, 2025 through March 20, 2026, generally subject to continued employment through each vesting date.
(5) These RSUs vest in equal quarterly installments from March 20, 2025 through June 20, 2027 generally subject to continued employment through each vesting date.
(6) These RSUs vest in equal quarterly installments from March 20, 2025 through March 20, 2028 generally subject to continued employment through each vesting date.
(7) Of the original grant of 143,863 options, 17,214 vested on February 1, 2022 and approximately 3,518 options vested monthly in equal installments through February 1, 2025, generally subject to continued employment through each vesting date.
(8) These RSUs vest in equal quarterly installments from March 20, 2025 through June 20, 2025 generally subject to continued employment through each vesting date.
(9) These RSUs vest in equal quarterly installments from March 20, 2025 through March 20, 2028 generally subject to continued employment through each vesting date.
Clawback Policy
On March 26, 2025, the Board adopted the Satellogic Inc. Clawback Policy (the “Clawback Policy”). which policy describes the circumstances in which Executive Officers (as defined in the Clawback Policy) will be required to repay or return Erroneously Awarded Compensation (as defined in the Clawback Policy) to the Company. The Clawback Policy provides for the recovery of certain incentive-based compensation from current and former Executive Officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that (i) is material to the previously-issued financial statements, or (ii) would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy has been filed herewith as Exhibit 97.1.

Compensation-Related Risk

The Board is responsible for the oversight of our risk profile, including compensation-related risks. Our Compensation Committee monitors our compensation policies and practices as applied to our employees to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking. Our management, together with the Compensation Committee, reviews of our compensation programs, including our executive compensation program, to determine if such programs create risks that are likely to have a material adverse effect on the Company. Based on this review, the Board believes that the level of risk associated with our compensation programs is not reasonably likely to have a material adverse effect on our company.

Policies and Practices Related to the Timing of Equity Awards

Pursuant to our compensation programs, we may grant stock option awards to certain employees from time to time. We have not adopted a formal policy regarding the timing of equity award grants, including stock option grants. However, the Compensation Committee generally approves equity award grants during a regularly scheduled meeting in the second quarter of the fiscal year. On occasion, the Compensation Committee may grant equity awards outside of our annual grant cycle for new hires, promotions, recognition, retention or other purposes. While the Compensation Committee has discretionary authority to grant equity awards to our NEOs outside of the cycle described above, the Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information, nor is the timing of disclosures of material nonpublic information based on equity grant dates.

Insider Trading Policy

We have adopted an Insider Trading Compliance Policy applicable to our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards. Our Insider Trading Compliance Policy prohibits our employees and related persons and entities from trading in securities of the Company and other companies while in possession of material, nonpublic information. Our Insider Trading Compliance Policy also prohibits our employees from disclosing material, nonpublic information of the Company, or another publicly traded company, to others who may trade on the basis of that information. Additionally, directors and certain officers and employees are subject to routine and non-routine blackout periods during which times trading in our securities is not permitted, as well as pre-clearance procedures to ensure compliance with applicable internal policies. The foregoing summary of our Insider Trading Compliance Policy does not purport to be complete and is qualified by reference to our Insider Trading Compliance Policy, a copy of which can be found as Exhibit 19 to this Report.

Director Compensation Table

The following table sets forth the compensation of the non-employee directors that are not affiliated with our Sponsor or the Liberty Investor for the fiscal year ended December 31, 2024. Directors employed by Satellogic and directors affiliated with our Sponsor and the Liberty Investor did not receive compensation in 2024 for their services as a director.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	(1)	Option awards ($)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Ted Wang	$60,000	$175,000	(2)	$—	$—	$—	$234,998
Marcos Galperin	—	235,000	(3)	—	—	—	235,000
Kelly J. Kennedy	6,667	131,250	(4)	—	—	—	137,917
Peter Thomas Killalea	—	235,000	(5)	—	—	—	235,000
Bradley Halverson	73,333	—		—	—	—	73,333
Total	$140,000	$776,250		$—	$—	$—	$916,248

(1) Represents RSUs granted under our 2021 Plan.

(2) Mr. Wang was granted 175,000 RSUs on September 4, 2024 valued at the grant date value of $1.00 per share based on the Company's closing stock price on that date, all of which will vest on May 31, 2025 subject to Mr. Wang's continued service through such date.

(3) Mr. Galperin was granted 235,000 RSUs on September 4, 2024 valued at the grant date value of $1.00 per share based on the Company's closing stock price on that date, all of which will vest on May 31, 2025 subject Mr. Galperin's continued service through such date.

(4) Ms. Kennedy was granted 131,250 RSUs on September 4, 2024 valued at the grant date value of $1.00 based on the Company's closing share price on that date, all of which will vest on May 31, 2025 subject to Ms. Kennedy's continued service through such date.

(5) Mr. Killalea was granted 235,000 RSUs on September 4, 2024 valued at the grant date value of $1.00 based on the Company's closing share price on that date, all of which will vest on May 31, 2025 subject to Mr. Killalea's continued service through such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2025 by:
•each person known to by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors and executive officers; and
•all of our directors and executive officers as a group.
Except as otherwise noted herein, the number and percentage of our common stock beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any of our common stock as to which the holder has sole or shared voting power or investment power.
We have based percentage ownership on 83,474,479 shares of Class A common stock and 13,582,642 shares of Class B common stock outstanding as of March 14, 2025.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to our common stock beneficially owned by them. Emiliano Kargieman, our Chief Executive Officer, holds 100% of our Class B common stock outstanding. Our holders of Class B common stock are entitled to 1.472467906 votes per share on all matters to be voted on by stockholders generally, including the election of directors (the “Class B Vote Per Share”). The Class B Vote Per Share is subject to automatic adjustment. For a more detailed description of the adjustment provisions see Exhibit 3.2 attached to this Report.

Name and Address of Beneficial Owner	Class A Common Stock Number of Shares Beneficially Owned	% of Class (2)	Class B Common Stock Number of Shares Beneficially Owned	% of Class
Directors and Executive Officers(1)
Emiliano Kargieman	—	—%	13,582,642	100.0%
Rick Dunn (3)	562,685	*	—	—%
Matt Tirman (4)	233,935	*	—	—%
Ted Wang	—	*	—	—%
Marcos Galperin	250,348	*	—	—%
Kelly J. Kennedy	—	*	—	—%
Steven Terner Mnuchin (5)	42,500,000	39.0%	—	—%
Joseph Dunford	—	—%	—	—%
Peter Thomas Killalea	339,949	*	—	—%
Miguel Gutiérrez	—	—%	—	—%
All executive officers and directors as a group (10 persons)	43,886,917	40.3%	13,582,642	100%
5% or More Stockholders(1)
Pitanga Invest Ltd. - PO Box 309, Ugland House, Cayman Islands (6)	10,594,133	9.7%	—	—%
Hannover Holdings S.A. - 58, rue Charles Martel, L-2134, Luxembourg (7)	7,513,892	6.9%	—	—%
Liberty Strategic Capital (SATL) Holdings, LLC - 2099 Pennsylvania Ave NW, Washington, DC (5)	42,500,000	39.0%	—	—%
Cantor Fitzgerald L.P. - 110 E 59th St New York, NY (8)	13,914,206	12.8%	—	—%

(1)Unless otherwise noted, the business address of each of the following entities or individuals is Satellogic Inc., 210 Delburg Street, Davidson, North Carolina 28036 .

(2)An “*” indicates less than 1% ownership.

(3)Shares of Class A common stock for Mr. Dunn include 322,712 exercisable stock options.

(4)Shares of Class A common stock for Mr. Tirman include 136,826 exercisable stock options.

(5)Information related to Liberty Strategic Capital (SATL) Holdings, LLC’s beneficial ownership is derived from its Amendment No. 1 to its Schedule 13D filed with the SEC on December 13, 2022. Includes (a) 20,000,000 shares of Class A common stock and (b) 20,000,000 shares of Class A common stock issuable upon the exercise of warrants, in each case, held by Liberty Strategic Capital (SATL) Holdings, LLC (“Liberty SATL”). Also includes 2,500,000 shares of Class A common stock issuable upon the exercise of warrants held by Liberty 77 Capital L.P. (the "Liberty Manager"). Liberty Manager is the investment manager of the managing members of Liberty Strategic Capital (SATL) Holdings, LLC. Liberty 77 Capital Partners L.P. is the general partner of the Liberty Manager. Liberty Capital L.L.C. is the general partner of the Liberty 77 Capital Partners L.P. STM Partners LLC is the manager of Liberty Capital L.L.C. Steven T. Mnuchin is a director of Satellogic Inc. and the President of STM Partners LLC. As such, Liberty 77 Capital Partners L.P., Liberty Capital L.L.C., STM Partners LLC and Mr. Mnuchin may be deemed to have beneficial ownership of the Class A common stock or warrants, as applicable, held directly by Liberty Strategic Capital (SATL) Holdings, LLC and Liberty 77 Capital L.P., respectively. Each such entity or persons disclaims beneficial ownership of the reported securities other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(6)Information related to Pitanga Invest Ltd.’s beneficial ownership is derived from its Schedule 13G filed with the SEC on October 3, 2023. Pitanga Invest Ltd. reports sole voting power and sole dispositive power with respect to all 10,594,133 shares.

(7)Information related to Hannover’s beneficial ownership is derived from its Schedule 13D filed with the SEC on February 2, 2023. Hannover Holdings S.A. reports sole voting power and sole dispositive power with respect to all 7,513,892 shares.

(8)Information related to Cantor Fitzgerald L.P.’s beneficial ownership is derived from its Amendment No. 3 to its Schedule 13D filed with the SEC on November 27, 2024. Includes (a)(i) 10,488,738 shares of Class A common stock and (ii) 533,333 shares of Class A common stock issuable upon the exercise of warrants, in each case, held directly by the Sponsor, (b) 2,078,064 shares of Class A common stock held directly by CF&Co., and (c) 814,071 shares of Class A common stock held directly by CF Securities. Cantor Fitzgerald L.P. is the sole member of the Sponsor. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald L.P. Howard Lutnick is the Chairman and Chief Executive Officer of CFGM. As such, each of Cantor Fitzgerald L.P., CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the Class A common stock held directly by the Sponsor, CF&Co. and CF Securities. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and the vesting of RSUs	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	6,127,692	$1.50	3,221,197
Total	6,127,692		3,221,197

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We are party to that certain Investment Agreement, dated May 6, 2022, by and between the Company and OS, pursuant to which the Company purchased 5% of OS’s outstanding common shares for $3.7 million and OS issued 524,715 stock warrants to the Company, giving the Company the right to convert each warrant into a single common share over a period of up to 36 months. Additionally, on January 17, 2022, we entered into a master supply agreement with OS aimed at regulating the terms and conditions under which we will purchase from OS, and OS will sell or provide to the us, certain products and ancillary services to be integrated into our satellites. We made purchases totaling $1.3 million from OS in the year ended December 31, 2024 and there was $0.9 million owed to OS and included in accounts payable at December 31, 2024. We made purchases totaling $1.8 million from OS in the year ended December 31, 2023 and there was $0.3 million owed to OS and included in accounts payable at December 31, 2023. Emiliano Kargieman, our Chief Executive Officer, is a member of the OS board of directors.

We are a party to that certain Note Purchase Agreement, dated April 12, 2024, by and among the Company, Nettar, the Holder Representative and the purchaser identified therein (the “Note Purchase Agreement”), pursuant to which Nettar agreed to issue the Secured Convertible Notes to the purchaser. CF&Co. served as the Company’s financial advisor in connection with the offering and sale of the Secured Convertible Notes. CF&Co. is controlled by Cantor Fitzgerald, L.P., which beneficially owns more than 10% of our Class A common stock. Pursuant to a letter agreement executed in connection with the Note Purchase Agreement, CF&Co received a fee equal to $0.9 million after the closing of the Secured Convertible Notes. Howard Lutnick, a former member of the Company’s Board who elected to resign from the Board, effective November 25, 2024, is the former Chief Executive Office of CF&Co. See Note 16 (Related Parties) to the Consolidated Financial Statements included in Item 8 (Financial Information) for further information on the related party transactions with OS.

We are a party to that certain Amended Sales Agreement, dated February 12, 2025, by and among the Company, CF&Co. and Northland Securities, Inc. (the “Amended Sales Agreement”), pursuant to which CF&Co. is acting as a sales agent relating to the sale of Class A common stock by the Company having an aggregate offering price of up to $50,000,000 in sales deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933. CF&Co. is controlled by Cantor Fitzgerald, L.P., which beneficially owns more than 10% of our Class A common stock. Howard Lutnick, a former member of the Company’s Board who elected to resign from the Board, effective November 25, 2024, is also the former Chief Executive Office of CF&Co. Pursuant to the Amended Sales Agreement, when designated as sales agent for a particular sale, CF&Co. is to be paid a commission, in cash, at a fixed rate of 3.0% of the gross sales price per share sold under the Amended Sales Agreement. CF&Co. is also entitled to reimbursement for certain specified expenses, including the fees and disbursements of CF&Co.’s legal counsel.

Related Party Transactions Policy

Upon consummation of the Domestication, the Board adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of Related Person Transactions (as defined below).

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or a member of the Board;
•any person who is known by us to be the beneficial owner of more than 5% of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of voting stock of Satellogic; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its Audit Committee charter, the Audit Committee has the responsibility to review Related Person Transactions.

Under the Related Person Transaction policy, the Related Person in question or, in the case of transactions with a beneficial holder of more than 5% of Satellogic’s outstanding voting securities, an officer with knowledge of a proposed transaction, is required to present information regarding the proposed Related Person Transaction to the Audit Committee (or to another independent body of the Board) for review. To identify Related Person Transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering Related Person Transactions, the Audit Committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

•the Related Person’s interest in the transaction;
•the approximate dollar value of the amount involved in the transaction;
•the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction was undertaken in the ordinary course of business of Satellogic;
•whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to us of, the transaction; and
•any other information regarding the transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee will approve only those transactions that it determines are fair to us and in our best interests

Director Independence

The information included under the heading “Directors and Executive Officers,” “Independence of our Board of Directors” and “Board Committees” in Part III, Item 10 is hereby incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

External Audit Service Fees
Below is a summary of the aggregate fees for professional services provided by our independent external auditor, Ernst & Young LLP, for the years ended December 31, 2024 and 2023:

(in thousands of U.S. dollars)	2024	2023
Audit Fees(1)	$1,219	$956
Audit-Related Fees(2)	15	15
Tax Fees(3)	15	15
	$1,249	$986
(1)“Audit Fees” includes fees for professional services rendered by our independent external auditors in connection with the audit of the annual consolidated financial statements, the review of interim consolidated financial statements, statutory audits required internationally, other assurance procedures and the review of documents publicly filed.
(2)“Audit-Related Fees” includes accounting certificates prepared by our independent external auditors in Argentina and similar requests in other jurisdictions.
(3)“Tax Fees” includes fees for professional services rendered by our independent external auditors for transfer pricing services in Argentina and similar requests in other jurisdictions.
Pre-approval Policies and Procedures
The Audit Committee has adopted requirements regarding pre-approval of audit or non-audit services as part of its Audit Committee Charter. The Audit Committee Charter provides that the Audit Committee shall have the ultimate authority to approve all audit engagement terms and fees, and requires that the Audit Committee must approve in advance any retainer of the auditors to perform any non-audit service to us (together with all non-audit service fees) that it deems advisable in accordance with applicable requirements and the Board approved policies and procedures. The Audit Committee will consider the impact of such service and fees on the independence of the auditor. The Audit Committee may delegate pre-approval authority for non-audit services to a member of the Audit Committee; however, the decisions of any member of the Audit Committee to whom this authority has been delegated must be presented to the full Audit Committee at its next scheduled Audit Committee meeting.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(2) Exhibits

Exhibit No.	Description

2.1#**
Agreement and Plan of Merger, dated as of July 5, 2021, by and among CF Acquisition Corp. V, Satellogic Inc., Ganymede Merger Sub 2 Inc., Ganymede Merger Sub 1 Inc. and Nettar Group Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form F-4 filed on August 12, 2021 (file no. 333-258764)).

3.1**	Certificate of Domestication of Satellogic Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

3.2**	Certificate of Incorporation of Satellogic Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

3.3**	Bylaws of Satellogic Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

4.1**	Description of Registrant’s Securities (incorporated by reference to Item 1 of the Registration Statement on Form 8-A filed on March 26, 2025 (file no. 001-41247)).

4.2**	Specimen warrant certificate of Satellogic Inc. (incorporated by reference to Exhibit 4.3 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

4.3**
Warrant Agreement, dated January 28, 2021, by and between CF Acquisition Corp. V and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of CF Acquisition Corp. V’s Current Report on Form 8-K filed February 3, 2021).

4.4**
Warrant Assumption Agreement among CF Acquisition Corp. V, Satellogic Inc. and Continental Stock Transfer & Trust Company, as Warrant agent, dated as of January 25, 2022 (incorporated by reference to Exhibit 2.6 to the Shell Company Report on Form 20-F filed on January 27, 2022).

4.5**	Form of Secured Convertible Note due 2028 (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.1**
Amended and Restated Forward Purchase Contract, dated as of July 5, 2021, by and among CF Acquisition Corp. V, Satellogic Inc. and CFAC Holdings V, LLC (incorporated by reference to Exhibit 10.6 to the Report on Form F-4 filed August 12, 2021 (file no. 333-258764)).

10.2 ##**
Amended and Restated Service and Cooperation Agreement, dated September 22, 2021, by and between Zhong Ke Guang Qi Space Information Technology Co., Ltd. and Urugus S.A. (incorporated by reference to Exhibit 10.7 to the Report on Form F-4 filed September 24, 2021 (file no. 333-258764)).

10.3**†
Employment Agreement, dated March 1, 2020, by and between Nettar Group Inc. (d/b/a Satellogic) and Emiliano Kargieman (incorporated by reference to Exhibit 10.9 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

10.4*†	Employment Agreement, dated May 8, 2023, by and between Satellogic Inc and Rick Dunn

10.5**
Warrants, dated as of March 8, 2021, between Nettar Group Inc. and Columbia River Investment Limited (incorporated by reference to Exhibit 10.10 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

10.6**
Side Letter Agreement, dated April 5, 2021 between Nettar Group Inc. and Hannover Holdings S.A. (incorporated by reference to Exhibit 10.11 to the Report on Form F-4 filed November 10, 2021 (file no. 333-258764)).

10.7**
Loan and Security Agreement, dated as of March 8, 2021, by and among Columbia River Investment Limited and Nettar Group Inc. (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K filed on December 10, 2021).

10.8**
Amendment to Loan and Security Agreement, dated as of December 7, 2021, by and among Columbia River Investment Limited and Nettar Group Inc. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed on December 10, 2021).

10.9**
Escrow Agreement, dated as of January 25, 2022, by and between CF Acquisition Corp. V and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the Shell Company Report on Form 20-F filed on January 27, 2022).

10.10**	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-4 filed on August 12, 2021 (file no. 333-258764)).
10.11**
Subscription Agreement, dated as of January 18, 2022 by and among CF Acquisition Corp. V, Satellogic Inc., and Liberty Strategic Capital (SATL) Holdings, LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed on January 18, 2022 (file no. 333-258764)).

10.12**
Letter Agreement, dated as of January 18, 2022 by and among Satellogic Inc., Liberty Strategic Capital (SATL) Holdings, LLC and CFAC Holdings V, LLC (incorporated by reference to Exhibit 99.3 to the Report on Form 6-K filed on January 18, 2022 (file no. 333-258764)).

10.13**
Amended and Restated Letter Agreement, dated as of February 10, 2022 by and among Satellogic Inc., Liberty Strategic Capital (SATL) Holdings, LLC and CFAC Holdings V, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.14*†	Amended and Restated 2021 Incentive Compensation Plan

10.15**
Warrant Agreement, dated February 10, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for the warrants exercisable at $10.00 per Class A Ordinary Share and $15.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.16**
Warrant Agreement, dated February 10, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for the warrants exercisable at $10.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.17**
Warrant Agreement, dated January 25, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for warrants exercisable at $20.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.18**	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Form 20-F filed on April 27, 2023 (file no. 001-41247)).

10.19**	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.20**	Form of Side Letter (incorporated by reference to Exhibit 10.2 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.21**	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.22**
Share Purchase Agreement, dated December 8, 2024, by and between Satellogic Inc. and the purchaser set forth therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form F-4 filed on February 14, 2025 (file no. 256-30605)).

10.23**
Amended and Restated Sales Agreement, dated February 12, 2025 by and among Satellogic Inc., Cantor Fitzgerald & Co. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K filed on February 13, 2025 (file no. 001-41247)).

10.24*	Form of Indemnification Agreement

10.25*†	Employment Agreement, dated August 30, 2023 by and between Satellogic Inc. and Matt Tirman.

19*	Insider Trading Policy.

21.1*	List of Significant Subsidiaries

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1 *	Satellogic Inc. Clawback Policy

101 .INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 .SCH*	Inline XBRL Taxonomy Extension Schema Document.

101 .CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Previously filed.
†	Indicates management contracts and compensatory plans and arrangements
#	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but will be furnished supplementally to the SEC upon request.
##	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 26, 2025

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Emiliano Kargieman	Chief Executive Officer	March 26, 2025
Emiliano Kargieman	(Principal Executive Officer), Director

/s/ Rick Dunn	Chief Financial Officer	March 26, 2025
Rick Dunn	(Principal Financial and Accounting Officer)

/s/ Ted Wang	Director	March 26, 2025
Ted Wang

/s/ Marcos Galperin	Director	March 26, 2025
Marcos Galperin

/s/ Kelly J. Kennedy	Director	March 26, 2025
Kelly J. Kennedy

/s/ Steven T. Mnuchin	Director	March 26, 2025
Steven T. Mnuchin

/s/ Joseph F. Dunford, Jr.	Director	March 26, 2025
Joseph F. Dunford, Jr.

/s/ Peter Thomas Killalea	Director	March 26, 2025
Peter Thomas Killalea

/s/ Miguel Gutiérrez	Director	March 26, 2025
Miguel Gutiérrez