Form 10-Q
period 2025-03-31
Satellogic Inc.
filed 2025-05-13
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 2, 2025, there were 90,526,937 shares of Class A common stock and 13,582,642 shares of Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the U.S. federal securities laws. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us and include statements concerning, among other things, our plans, strategies and prospects, both business and financial. Although we believe our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot give any assurance that we either will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements.
Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future results to differ materially from the forward-looking statements in this Report, including but not limited to:

•our ability to generate revenue as expected, including due to challenges created by macroeconomic concerns, geopolitical uncertainty (e.g., trade relationships), financial market fluctuations and related factors;

•our ability to effectively market and sell our earth observation (“EO”) services and to convert our pipeline of potential contracts into actual revenues;

•risks related to the Secured Convertible Notes (as defined below);

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

•the impact of natural disasters, unusual or prolonged unfavorable weather conditions, epidemic outbreaks, terrorist acts and geopolitical events (including the ongoing conflicts between Russia and Ukraine, in the Gaza Strip and the Red Sea region) on our business and satellite launch schedules; and

•the anticipated benefits of our Domestication (as defined below) may not materialize.
Risks, uncertainties and events may cause actual results to differ materially from the expectations described in our forward-looking statements.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, as well as Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and our other filings with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company can give no assurance that it will achieve its expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(in thousands of U.S. dollars, except share and per share amounts)	2025	2024
Revenue	$3,387	$3,328
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,237	1,305
Selling, general and administrative	6,485	9,389
Engineering	2,493	4,387
Depreciation expense	2,687	2,845
Total costs and expenses	12,902	17,926
Operating loss	(9,515)	(14,598)
Other (expense) income, net
Interest income, net	177	204
Change in fair value of financial instruments	(22,361)	(752)
Other (expense) income, net	(167)	1,401
Total other (expense) income, net	(22,351)	853
Loss before income tax	(31,866)	(13,745)
Income tax expense	(715)	(1,433)
Net loss available to stockholders	$(32,581)	$(15,178)
Other comprehensive gain (loss)
Foreign currency translation gain (loss), net of tax	257	(137)
Comprehensive loss	$(32,324)	$(15,315)

Basic net loss per share for the period attributable to holders of Common Stock	$(0.34)	$(0.17)
Basic weighted-average Common Stock outstanding	96,655,349	90,331,496
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.34)	$(0.17)
Diluted weighted-average Common Stock outstanding	96,655,349	90,331,496
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March, 31	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$17,716	$22,493
Restricted cash	305	—
Accounts receivable, net of allowance of $148 and $148, respectively	1,799	1,464
Prepaid expenses and other current assets	4,274	3,907
Total current assets	24,094	27,864
Property and equipment, net	25,802	27,228
Operating lease right-of-use assets	6,538	877
Other non-current assets	4,968	5,722
Total assets	$61,402	$61,691
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,742	$3,754
Warrant liabilities	14,902	11,511
Earnout liabilities	1,992	1,501
Operating lease liabilities	989	363
Contract liabilities	6,308	5,871
Accrued expenses and other liabilities	13,661	11,621
Total current liabilities	41,594	34,621
Secured Convertible Notes at fair value	96,590	79,070
Operating lease liabilities	5,812	516
Other non-current liabilities	498	516
Total liabilities	144,494	114,723
Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 84,451,437 shares issued and 83,883,614 shares outstanding as of March 31, 2025 and 83,000,501 shares issued and 82,432,678 shares outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 13,582,642 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 567,823 shares as of March 31, 2025 and December 31, 2024	(8,603)	(8,603)
Additional paid-in capital	358,511	356,247
Accumulated other comprehensive loss	(314)	(571)
Accumulated deficit	(432,686)	(400,105)
Total stockholders’ (deficit) equity	(83,092)	(53,032)
Total liabilities and stockholders' (deficit) equity	$61,402	$61,691
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	90,303,985	$344,144	$(8,603)	$(33)	$(283,833)	$51,675
Net loss	—	—	—	—	(15,178)	(15,178)
Other comprehensive loss	—	—	—	(137)	—	(137)
RSUs vested	227,622	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(184)	—	—	—	(184)
Stock-based compensation	—	1,446	—	—	—	1,446
Balance as of March 31, 2024	90,531,607	345,406	(8,603)	(170)	(299,011)	37,622

The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)		Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)		$(400,105)	$(53,032)
Net loss	—	—	—	—		(32,581)	(32,581)
Issuance of Common Stock under ATM Program	275,587	1,128	—	—		—	1,128
Other comprehensive loss	—	—	—	257		—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—		—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—		—	(375)
Stock-based compensation	—	595	—	—		—	595
Balance as of March 31, 2025	97,466,256	358,511	(8,603)	(314)	$—	(432,686)	(83,092)

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) Accumulated other Comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Cash flows from operating activities:
Net loss	$(32,581)	$(15,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,687	2,845
Operating lease expense	421	538
Stock-based compensation	595	1,446
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	20,691	752
Foreign exchange differences	(188)	(643)
Loss on disposal of property and equipment	28	78
Expense for estimated credit losses on accounts receivable, net of recoveries	—	16
Non-cash change in contract liabilities	(46)	(501)
Other, net	—	56
Changes in operating assets and liabilities:
Accounts receivable	(21)	(932)
Prepaid expenses and other current assets	830	(377)
Accounts payable	569	1,764
Contract liabilities	438	(25)
Accrued expenses and other liabilities	2,024	601
Operating lease liabilities	(169)	(555)
Net cash used in operating activities	(4,722)	(10,115)
Cash flows from investing activities:
Purchases of property and equipment	(1,913)	(1,942)
Net cash used in investing activities	(1,913)	(1,942)
Cash flows from financing activities:
Payments for withholding taxes related to the net share settlement of equity awards	(375)	(184)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	1,143	—
Proceeds from exercise of stock options	916	—
Net cash provided by (used in) financing activities	1,684	(184)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,951)	(12,241)
Effect of foreign exchange rate changes on cash and cash equivalents	177	542
Cash, cash equivalents and restricted cash - beginning of period	23,682	24,603
Cash, cash equivalents and restricted cash - end of period	$18,908	$12,904
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
1. Nature of the Business and Basis of Presentation
Nature of the Business
On January 25, 2022 (the “Closing Date”), Satellogic Inc. (“Satellogic” or the “Company”), a British Virgin Islands (“BVI”) business company incorporated in the BVI as a company limited by shares, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement,” and the transactions consummated pursuant thereto, the “Merger”), by and among the Company, CF Acquisition Corp. V, a Delaware corporation (“CF V” and now known as “Satellogic V Inc.”), Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of the Company, Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Nettar Group Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly-owned subsidiary of the Company (“Nettar” or the “Borrower”).
Nettar was, prior to the Merger, the holding company of the Satellogic group and was incorporated on October 7, 2014, under the laws of the BVI as a company limited by shares. The registered office of Satellogic is located at Kingston Chambers BOX 173 C/O Maples Corporate Services BVI LTD Road Town, Tortola D8 VG1110.

On March 26, 2025, we filed with the Secretary of State of the State of Delaware a certificate of corporate domestication and a certificate of incorporation of a Delaware corporation with the name “Satellogic Inc.,” as well as filed with the Registrar of Corporate Affairs in the BVI a notice of the Company’s continuance out of the BVI, pursuant to which we domesticated and are continuing as a Delaware corporation (the “Domestication”). On the effective date of the Domestication, each of our BVI Ordinary Shares and BVI Warrants automatically converted by operation of law, on a one-for-one basis, into shares of Class A common stock, Class B common stock and warrants to purchase Class A common stock, respectively.
References to “Nettar” contained herein refer to Nettar Group Inc. prior to the Merger, and references to “the Company,” “we,” “our,” “us” or “Satellogic” refer to Satellogic Inc. prior to the Merger and to the combined company following the Merger.

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company conducts business through one operating segment.
The accompanying Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions, including the intercompany portion of transactions with equity method investees, have been eliminated in consolidation. The Condensed Consolidated Financial Statements are presented in United States dollars (hereinafter “U.S. dollars” or “$”).
The accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of the interim period financial statements. The results of operations for these interim periods are not necessarily indicative of the results of operations to be expected for any future period or the full fiscal year.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (“the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). The Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The Jobs Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised that has different application dates for public or private companies, we can adopt the new or revised standard at the time required for private companies to adopt such standard. The foregoing may make comparison of our financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging growth company or (ii) is an emerging growth company that has opted out of using the extended transition period, due to the potential differences in accounting standards used.

Going Concern and Liquidity

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months through May 2026. Since inception, we have incurred significant operating losses and have an accumulated deficit of $432.7 million as of March 31, 2025, with net cash used in operating activities of $4.7 million for the three months ended March 31, 2025. As of March 31, 2025, our existing sources of liquidity included cash and cash equivalents of $17.7 million. We believe that this current level of cash and cash equivalents is not sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings.

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

On April 12, 2024, the Company, Borrower, and Holder Representative entered into the Note Purchase Agreement with Tether Investments Limited (the “Purchaser”), pursuant to which the Borrower agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30.0 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum, subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than the Borrower), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). The Borrower may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million. The Secured Convertible Notes mature on April 12, 2028.

On December 8, 2024, the Company entered into a Share Purchase Agreement with the purchaser party thereto, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10.0 million. The net proceeds from the offering will be used for general corporate purposes.

On December 20, 2024, the Company entered into a Controlled Equity Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”), acting as the Company’s sales agent, pursuant to which the Company may offer and

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
sell, from time to time, through the Sales Agent, its Class A common stock of the Company, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million. On February 12, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Amended Sales Agreement”) with CF&Co. and Northland Securities, Inc. (“Northland” and, together with CF&Co., the “Sales Agents” and, each, a “Sales Agent”), pursuant to which Northland was added as an additional Sales Agent in connection with the Company’s offer and sale, from time to time, through the Sales Agents, of its Class A common stock, having an aggregate offering amount of up to $50.0 million. On April 9, 2025, the Company entered into a Second Amended and Restated Sales Agreement (the “Second A&R Sales Agreement”) with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication (together, the “ATM Program”). The Company has sold $1.2 million aggregate amount of Class A common stock pursuant to the ATM Program, resulting in net proceeds of $1.1 million. The net proceeds from the ATM Program will be used for general corporate purposes.

On April 15, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”), 6,451,612 shares of the Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $20,000,000. The net proceeds from the Registered Direct Offering will be used for general corporate purposes. See Note 17 (Subsequent Events) of this Report for further details.

Although we have been able to secure debt financing of approximately $27.6 million during the second quarter of 2024 (refer to Note 15 (Secured Convertible Notes)), approximately $10.0 million from the Share Purchase Agreement in December 2024, and approximately $20.0 million from the Securities Purchase Agreement in April 2025, we do not believe this incremental funding will be sufficient to fund our operations for the next twelve months through May 2026. As a result of these uncertainties, and notwithstanding our plans and efforts to date, there is substantial doubt about our ability to continue as a going concern for one year from the date of when these unaudited Condensed Consolidated Financial Statements are issued. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these unaudited Condensed Consolidated Financial Statements are issued, and we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material. We are continuing to take actions to secure sufficient financing (as described above) and thus believe that the application of the going concern assumption for the preparation of the Condensed Consolidated Financial Statements is appropriate.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these Condensed Consolidated Financial Statements include, but are not limited to, revenue recognition; determination of useful lives of property and equipment; valuation of Secured Convertible Notes, warrant liabilities, earnout liabilities and stock options; and determination of income tax. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the Condensed Consolidated Financial Statements.
Revenue Recognition
We recognize revenue in accordance with Topic 606, Revenue from contracts with customers. Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for goods or services provided under such

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
contracts. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Assets and liabilities recognized at fair value on a recurring basis in the Condensed Consolidated Financial Statements are re-assessed at the end of each reporting period to determine whether any transfers have occurred between levels in the hierarchy.
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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of March 31, 2025, two customers accounted for 66% of accounts receivable, net of allowance. As of December 31, 2024, two customers accounted for 70% of our accounts receivable net of allowance.

We had four customers that each accounted for more than 10% of our revenue totaling $2.7 million for the three months ended March 31, 2025 and three customers that each accounted for more than 10% of our revenue totaling $2.6 million for the three months ended March 31, 2024.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of March 31, 2025 due to our net losses for the three months then ended and concluded that the asset group is not impaired.

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

Equity Method Investment

We account for our equity investment in which we have significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize our share of earnings or losses as a component of Other (expense) income, net in the Consolidated Statements of Operations and Comprehensive Loss. Our equity method investment is required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. We have not recorded any impairment losses related to our equity method investment during the three months ended March 31, 2025.

Stock-Based Compensation

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
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
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Consolidated Statements of Operations and Comprehensive Loss (included in other (expense) income, net) and resulted in losses of $0.2 million and gains of $1.3 million during the three months ended March 31, 2025 and 2024, respectively.
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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
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

For the three months ended March 31, 2025 and 2024, lease expense was $0.4 million and $0.5 million, respectively. The decrease in lease expense was due primarily to the 2024 termination of a facility lease in the Netherlands. Lease obligations and right of use assets increased as of March 31, 2025 compared to December 31, 2024 due primarily to new ground station antenna leases in the three months ended March 31, 2025.
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
Accounts are written off against the allowance account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
Allowance for doubtful accounts as of beginning of period	148	126
Provision	—	16
Write offs	—	—
Recoveries collected	—	—
Allowance for doubtful accounts as of end of period	148	142
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

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$17,716	$22,493
Restricted cash	305	—
Restricted cash included in Other non-current assets	887	1,189
Total cash, cash equivalents and restricted cash	$18,908	$23,682

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for:
Income tax, net of refunds	$156	$—
Interest	$1,670	$9

	March 31,
	2025	2024
Supplemental cash flow information
Unpaid property and equipment included in accounts payable	$148	$2,549

Research and Development
Research and development (R&D) costs are expensed in the period in which they are incurred. R&D costs include materials and equipment that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. Research and development expenses for the three months ended March 31, 2025, and 2024 were $1.4 million and $2.2 million, respectively and are included within Engineering costs on the statement of operations and comprehensive loss.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses, which has as its objective to “address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development).” Investors advised the FASB that “disclosure of disaggregated information about expenses is critically important in understanding an entity’s performance, assessing an entity’s prospects for future cash flows, and comparing an entity’s performance over time and with that of other entities.”

ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable The guidance is effective for annual periods, effective for fiscal years beginning after December 15, 2026. The Company is

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
currently evaluating the guidance to determine the effect that this ASU will have on the Company’s disclosures. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the notes to the financial statements.

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

The Company’s operating segment derives its revenues from the sale of images via asset monitoring and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company evaluates its operations based on net (loss) income. Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate, income tax expense, and equity in net income of affiliates accounted for by the equity method. In addition to depreciation expense other non-cash expenses include stock-based compensation disclosed on the statement of cash flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the condensed consolidated statement of cash flows and the acquisition of new operating lease right of use assets for the three months ended March 31, 2025 and 2024 of $6.5 million and $0, respectively. Total non-current assets also include an investment in equity method investee at March 31, 2025 and December 31, 2024 of $3.7 million and $3.7 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$3,387	$3,328
Cost of sales excluding depreciation	(1,237)	(1,305)
Selling, general and administrative expenses	(6,485)	(9,389)
Engineering	(2,493)	(4,387)
Other segment items	(25,753)	(3,425)
Net loss	$(32,581)	$(15,178)

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Revenue by geographic area is as follows(a):

	Revenues
	Three Months Ended March 31,
	2025	2024
U.S.	$2,561	$1,576
Albania	412	412
India	13	732
All Other	401	608
Total	$3,387	$3,328

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

5. Revenue from Contracts with Customers
During the three months ended March 31, 2025, we recognized revenue of $3.4 million, of which $1.6 million was recognized over time and $1.8 million was recognized at a point in time. During the three months ended March 31, 2024, we recognized revenue of $3.3 million, of which $1.1 million was recognized over time and $2.2 million was recognized at a point in time.
In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. We recognized $1.1 million of revenue from this customer during the three months ended March 31, 2025. We recognized $1.5 million of revenue from this customer during the three months ended March 31, 2024.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue by business line
Asset Monitoring	$2,594	$2,184
Constellation as a Service ("CaaS")	412	412
Space Systems	381	732
Total revenue	$3,387	$3,328

Information about our revenue by timing is as follows:

	Three Months Ended March 31,
	2024	2023
Revenue by timing
Over time	$1,602	$1,144
Point-in time	1,785	2,184
Total revenue	$3,387	$3,328

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue by geography (1)
North America	$2,574	$1,635
Europe	454	512
Asia Pacific	352	1,180
South America	7	1
Total revenue	$3,387	$3,328
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	March 31,	December 31,
	2025	2024
Current	$6,308	$5,871
Non-current	—	—
Total	$6,308	$5,871
During the three months ended March 31, 2025, we recognized revenue of $1.4 million that was included as a contract liability as of December 31, 2024. During the three months ended March 31, 2024, we recognized revenue of $2.0 million that was included as a contract liability as of December 31, 2023. The increase in contract liabilities in the three months ended March 31, 2025 was primarily due to collections from a new customer for performance obligations that will be satisfied during 2025. Total unused credits related to the non-cash agreement described above included in contract liabilities at March 31, 2025, and December 31, 2024 were $1.4 million and $1.4 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the three months ended March 31, 2025 or 2024.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of March 31, 2025 related to non-cancellable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$11,496	$4,605	$7,000	$24,000
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2024	$8,012	$471	$3,028	$11,511
Change in fair value of financial instruments	2,569	131	691	3,391
As of March 31, 2025	$10,581	$602	$3,719	$14,902

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Liberty Warrants and Liberty Advisory Fee Warrant

On January 18, 2022, the Company and CF V entered into the Liberty Subscription Agreement with an investor (the “Liberty Investor”). The Company agreed to issue and sell to the Liberty Investor (i) 20,000,000 shares of Class A common stock (the “Liberty Shares”), (ii) a warrant to purchase up to 5,000,000 shares of Class A common stock at an exercise price of $10.00 per share (the “$10.00 Liberty Warrant”), and (iii) a warrant to purchase up to 15,000,000 shares of Class A common stock at an exercise price of $15.00 per share (the “$15.00 Liberty Warrant”, and together with the $10.00 Liberty Warrant, the “Liberty Warrants”), in a private placement for an aggregate purchase price of $150.0 million. The transaction closed on February 10, 2022 (the “Liberty Closing” and the transaction collectively, the “Liberty Investment”).

An advisory fee is payable by the Company in exchange for advisory services to be provided to the Company from time to time until a Cessation Event (as defined in that certain Subscription Agreement, dated as of January 18, 2022, by and among the Company, the Liberty Investor and CF V, pursuant to which the Liberty Investment was made, the “Liberty Subscription Agreement”). The advisory fee includes a warrant to purchase 2,500,000 of Satellogic’s Class A ordinary shares at an exercise price of $10.00 per share (the “Liberty Advisory Fee Warrant”).
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $10.6 million as of March 31, 2025. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

Pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $0.6 million as of March 31, 2025. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

$8.63 Warrants
In connection with the Merger, we entered into that certain Assignment, Assumption and Amendment Agreement, dated January 25, 2022, by and among the Company, CF V and Continental Stock (the “PIPE Warrant Agreement”), which amended that certain Warrant Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Public Warrant Agreement”).

Pursuant to the Public Warrant Agreement, we issued warrants to purchase 8,333,333 shares of Class A common stock (the “Public Warrants”) and 200,000 private placement warrants. Additionally, pursuant to that certain Amended and Restated Forward Purchase Contract, dated as of January 28, 2021, by and between CF V and CFAC Holdings V, LLC (the “Sponsor”), we agreed to issue warrants to purchase an additional 333,333 shares of Class A common stock at an exercise price of $11.50 per share (the “Forward Purchase Warrant”) (together, with the Public Warrants and the private placement Warrants, the “$8.63 Warrants”).
All of the $8.63 Warrants are governed by the Public Warrant Agreement. The $8.63 Warrants became exercisable 30 days after the Closing Date, or February 25, 2022, and will expire on January 25, 2027, or earlier upon redemption or liquidation.
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. The $8.63 Warrants had a fair value of $3.7 million as of March 31, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2024	$1,501
Change in fair value of financial instruments	491
As of March 31, 2025	$1,992
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the three months ended March 31, 2025. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	March 31,	December 31,
		2025	2024
Satellites and other equipment	3-5	$30,856	$30,668
Satellites under construction	Not applicable	14,595	14,458
Leasehold improvements	5-10	2,928	2,901
Other property and equipment	3-10	4,317	4,307
Total property and equipment		52,696	52,334
Less: Accumulated depreciation		(26,894)	(25,106)
Property and equipment, net		$25,802	$27,228

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.
Information related to our property and equipment and operating lease ROU assets by geography is as follows:

	March 31,	December 31,
	2025	2024
Uruguay	$31,682	$26,833
Argentina	400	392
Spain	217	746
Other countries	41	134
Total (1)	$32,340	$28,105
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses	$2,090	$2,892
Officina Stellare S.p.A. (“OS”) Warrants	1,053	322
Advances to suppliers	116	138
Other current assets	1,015	555
Total	$4,274	$3,907

Accrued Expenses and Other Liabilities

	March 31,	December 31,
	2025	2024
Accrued expenses and other liabilities
Payroll and benefits payable	$2,874	$2,286
Advisory Fee cash payable	7,500	7,500
Other taxes payable	3,287	1,835
Other	498	516
Total	$14,159	$12,137

Total current	$13,661	$11,621
Total non-current	$498	$516
Interest Income, Net

	Three Months Ended March 31,
	2025	2024
Interest income, net
Interest expense (1)	$—	$(9)
Interest income	177	213
Total	$177	$204

(1) Excludes interest on the Company’s Secured Convertible Notes, which is included in Change in Fair Value of Financial Instruments.
10. Income Tax
As of March 26, 2025, we are incorporated in the U.S. Our operations are conducted through various subsidiaries in a number of countries throughout the world with significant operations in Uruguay, where we operate in a free trade zone. Consequently, income tax has been provided based on the laws and tax rates in effect in the countries in which operations

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
are conducted or in which our subsidiaries are considered resident for corporate income tax purposes, including Argentina, China, Israel, the Netherlands, Spain, Uruguay, and the United States.

The Calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2025	2024
Total loss before income tax	$(31,866)	$(13,745)
Income tax expense	$715	$1,433
Effective tax provision rate	(2.2%)	(10.4%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full deferred tax asset valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.
11. Stock-based Compensation
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Balance as of December 31, 2024	3,234,296	$1.50	4.55
Granted	—	—
Forfeited	(339)	8.22
Exercised	(961,627)	1.02
Expired	—	—
Outstanding at March 31, 2025	2,272,330	$1.73	4.57
Exercisable at March 31, 2025	2,237,928	$1.65	4.54
A summary of RSU activity for the three months ended March 31, 2025 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2024	2,893,396	$1.40
Granted during the year	3,738	3.37
Forfeited during the year	(129,130)	2.08
Vested during the year	(213,722)	1.84
Outstanding unvested RSUs at March 31, 2025	2,554,282	$1.33
12. Net Loss Per Share
Diluted loss per share considers the impact of potentially dilutive securities. We identified financial instruments that qualify as potential common shares: (i) the share-based options awards described in Note 11 (Stock-based Compensation), (ii) the warrants described in Note 6 (Warrant Liabilities), and (iii) the earnout liabilities described in Note 7 (Earnout Liabilities). Each of these potential common shares are antidilutive since their conversion to common shares would decrease loss per share from continuing operations.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to holders of Common Stock	$(32,581)	$(15,178)
Basic weighted-average shares of Common Stock outstanding	96,655,349	90,331,496
Basic net loss per share for the period attributable to holders of Common Stock	$(0.34)	$(0.17)
Effect of dilutive securities:
Dilutive numerator	$(32,581)	$(15,178)
Diluted weighted-average Common Stock outstanding	96,655,349	90,331,496
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.34)	$(0.17)
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Warrants	49,184,815	49,184,915
Sponsor earnout shares	1,775,962	1,775,962
Stock options	2,272,330	4,887,876
Restricted stock units	2,554,282	2,878,557
Shares convertible from Secured Convertible Notes	25,000,000	—
Total	80,787,389	58,727,310
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of March 31, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$1,053
Liabilities
$8.63 Warrants liability	$3,719	$—	$—
PIPE Warrant liability	—	—	602
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	10,581
Total Warrant Liabilities	$3,719	$—	$11,183
Sponsor Earnout liability	$—	$—	$1,992
Secured Convertible Notes	$—	$—	$96,590

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

As of December 31, 2024	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$322
Liabilities
$8.63 Warrants liability	$3,028	$—	$—
PIPE Warrant liability	—	—	471
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	8,012
Total Warrant Liabilities	$3,028	$—	$8,483
Sponsor Earnout Liability	$—	$—	$1,501
Secured Convertible Notes	$—	$—	$79,070
The following methods and assumptions were used to estimate the fair values at March 31, 2025:
•The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities are considered to approximate their fair values due to the short-term nature of these items.

•The volatility assumption is based on the historical volatility of the Company’s and OS’s stock prices, implied volatility of the Company’s and guideline public companies’ stock prices and the risk free rate of return assumption is based on market rates. An increase in volatility and or the risk free rate of return would result in higher values for the Company’s stock warrants, the OS stock warrants.

•The fair values of the OS stock warrant investment assets have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.75 year
◦Volatility: 30.8%
◦Risk free rate of return: 4.1%

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.8 years
◦Volatility: 82%
◦Risk free rate of return: 3.9%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.8 years
◦Volatility: 82.0%
◦Risk free rate of return: 3.9%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 1.8 years
◦Volatility: 82%
◦Risk free rate of return: 3.9%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
fair value of the Secured Convertible Notes and the unpaid principal balance was $66.6 million at March 31, 2025. Inputs used for the fair value measurement include:
◦Credit spread – 25.42% to 37.92%
◦Volatility: 50%
◦Risk free rate of return: 3.9%

Changes in the fair value of Level 3 assets during the three months ended March 31, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	711
Foreign currency translation adjustment	20
At March 31, 2025	$1,053
(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the three months ended March 31, 2025.

Changes in the fair value of Level 3 liabilities during the three months ended March 31, 2025 and 2024 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At December 31, 2023	$2,017	$97	$419	$—
Remeasurement (gain)/loss(1)	452	33	80	—
At March 31, 2024	$2,469	$130	$499	—

At December 31, 2024	$8,012	$471	$1,501	$79,070
Issues	—	—	—	—
Interest payments	—	—	—	(1,670)
Remeasurement (gain)/loss(1)	2,569	131	491	19,190
At March 31, 2025	$10,581	$602	$1,992	$96,590
(1) Recognized in Change in fair value of the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the three months ended March 31, 2025 and 2024, respectively.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 or 2024.

14. Related Parties

See description of transactions with CF&Co. and Liberty Investment as part of the Merger Transaction described in Note 4. (Reverse Recapitalization) of our 2024 Annual Report. Also see the description of the transaction involving CF&Co. described in Note 17 (Subsequent Events) of this Report.
We made purchases totaling $0.4 million from our equity method investee, OS, in the three months ended March 31, 2024.

Pursuant to the ATM Program, when designated as sales agent for a particular sale, CF&Co. is to be paid a commission, in cash, at a fixed rate of 3.0% of the gross sales price per share sold under the Second A&R Sales Agreement. CF&Co. is

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
also entitled to reimbursement for certain specified expenses, including the fees and disbursements of CF&Co.’s legal counsel.
15. Secured Convertible Notes

Secured Convertible Notes as of March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
	2025	2024
Secured Convertible Notes	$96,590	$79,070
Less: Current portion	—	—
Total non-current debt	$96,590	$79,070

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchaser, pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.70% as of March 31, 2025), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

The Secured Convertible Notes are convertible into shares of the Company’s Class A common stock at an initial conversion price of $1.20 (or 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible Notes) (“Conversion Feature”), subject to customary anti-dilution adjustments. The Company’s ability to settle conversions using the Company’s Class A common stock is subject to CFIUS Approval (as defined in the Note Purchase Agreement).

Unless this Note has been previously settled or converted in accordance with the other features mentioned within agreement, the entire outstanding principal balance and all unpaid accrued interest shall become fully due and payable on the Maturity Date of April 12, 2028.

The following table details the scheduled maturity of the Secured Convertible Notes assuming no conversion prior to maturity:

March 31,
Years Ended	2025
2025	$—
2026	—
2027	—
2028	30,000
Total remaining Secured Convertible Notes payments	$30,000

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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
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

In connection with the offering of the Secured Convertible Notes, the Company also entered into (i) a side letter with the Purchaser, pursuant to which the Purchaser will be entitled to pre-emptive rights, in order to maintain its as-converted ownership percentage on the same basis as new capital raised and (ii) a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
Fair value option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the statement of operations and comprehensive loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at March 31, 2025 and December 31, 2024 includes accrued interest of $0.2 million and $1.0 million, respectively.
16. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of March 31, 2025 and December 31, 2024, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to December 31, 2024. Future purchase commitments under noncancelable launch service contracts as of March 31, 2025 for the year ending December 31, 2025 consisted of approximately $0.8 million and total commitments are $10.9 million through 2028.

17. Subsequent Events

Registered Direct Offering

On April 15, 2025, the Company entered into the Securities Purchase Agreement with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in the Registered Direct Offering, 6,451,612 shares of the Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $20.0 million, before deducting the placement agent’s fees and estimated offering expenses payable by the Company. Closing of the Registered Direct Offering occurred on April 16, 2025. CF&Co. acted as the exclusive placement agent (the “Placement Agent”) for the Registered Direct Offering, pursuant to that certain Placement Agent Agreement (the “Placement Agent Agreement”), dated April 15, 2025, by and between the Company and the

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Placement Agent. Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee equal to 4.0% of the aggregate gross proceeds raised in the Registered Direct Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have created a highly scalable, vertically integrated and competitive operating model. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities. This vertical integration provides a significant cost advantage, enabling us to produce and launch satellites for less than one-tenth the cost of our competitors on average. Additionally, we own all our key intellectual property, and our patented technology allows us to capture approximately 10x more imagery than our competitors on average. Taken together, we are achieving over 60x better unit economics than our closest peers in the NewSpace sector and more than 100x better unit economics than legacy competitors. Additionally, we believe we are well-positioned to compete effectively in the existing EO market that is currently supply-constrained and consists primarily of government and D&I customers. At March 31, 2025, we had 22 commercial satellites in orbit. As of the date of this Report, we have 21 satellites in orbit, of which 19 are operational and two are being used for testing. Over the near term, we will take a measured approach to expanding our constellation, with our long term vision to reach a constellation size of approximately 200 satellites and to have the capability to conduct daily remaps of the entire planet.

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

In addition, we believe the Domestication provides greater visibility to investors and customers, particularly as we pursue U.S. government D&I-related contracts, and our success in leveraging this structure change will also be a key factor in our future operating results. However, there can be no assurance that the Domestication will allow us to successfully obtain such contracts or resolve other risks related to competing for government contracts.
Key Components of Results of Operations
The following briefly describes the components of revenue and expenses as presented in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of March 31, 2025 and December 31, 2024, and for the three months then ended (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
The Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are presented in United States thousands of dollars (hereinafter “U.S. dollars” or “$”), unless stated otherwise.
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist of the costs related to salaries, wages and other benefits, professional fees and stock-based compensation expense related to our back-office functions. Also included in general and administrative expenses are expenses for estimated credit losses on accounts receivable and other administrative expenses.
Engineering
Engineering includes research and development expenses, and consists of the costs related to salaries, wages and other benefits, professional fees, stock-based compensation expense and other engineering-related expenses.
Depreciation expense
Depreciation expense includes depreciation of satellites and other property and equipment.
Interest income, net
Interest income, net is primarily comprised of interest earned on our Cash and Cash Equivalents, partially offset by interest expense. Interest expense on the Secured Convertible Notes recognized at fair value is included in Change in fair value of financial instruments.
Change in fair value of financial instruments
Our Secured Convertible Notes, warrant liabilities, and earnout liabilities are subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of these liabilities are recorded to Change in fair value of financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Since our Secured Convertible Notes are valued utilizing the fair value option, interest expense on the Secured Convertible Notes is also included.
Other (expense) income, net
Other (expense) income, net consists mainly of differences related to foreign exchange gains and losses as well as gains and losses on disposal of property and equipment.
Income tax expense
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

Results of Operations
Comparison of Results for the three months ended March 31, 2025 and 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024.

(in thousands of US dollars)	Three Months Ended March 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$3,387	$3,328	$59	2%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,237	1,305	(68)	(5)%
Selling, general and administrative	6,485	9,389	(2,904)	(31)%
Engineering	2,493	4,387	(1,894)	(43)%
Depreciation expense	2,687	2,845	(158)	(6)%
Total costs and expenses	12,902	17,926	(5,024)	(28)%
Operating loss	(9,515)	(14,598)	5,083	(35)%
Other (expense) income, net
Interest income, net	177	204	(27)	(13)%
Change in fair value of financial instruments	(22,361)	(752)	(21,609)	2874%
Other (expense) income, net	(167)	1,401	(1,568)	(112)%
Total other (expense) income, net	(22,351)	853	(23,204)	(2720)%
Loss before income tax	(31,866)	(13,745)	(18,121)	132%
Income tax expense	(715)	(1,433)	718	(50)%
Net loss	$(32,581)	$(15,178)	$(17,403)	115%

Revenue
During the three months ended March 31, 2025, revenue increased $0.1 million, or 2% to $3.4 million from $3.3 million for the three months ended March 31, 2024, driven primarily by a $0.4 million increase in imagery ordered by new and existing Asset Monitoring customers, partially offset by a $0.4 million decrease in revenue generated from the Space Systems business line. Revenue for the three months ended March 31, 2025 included $2.6 million attributable to our Asset Monitoring line of business, $0.4 million attributable to our Space Systems line of business, and $0.4 million attributable to our CaaS line of business compared to $2.2 million, $0.7 million and $0.4 million, respectively, in the prior year.
Cost of sales
Cost of sales, exclusive of depreciation, decreased $0.1 million, or 5%, to $1.2 million for the three months ended March 31, 2025 from $1.3 million for the three months ended March 31, 2024. The decrease was driven primarily by lower Space Systems costs on lower sales volume, partially offset by higher outsourced ground station costs.

Selling, general and administrative expenses

	Three Months Ended March 31,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Professional fees related to Secured Convertibles Notes	$—	$971	$(971)	(100)%
Professional fees	1,795	2,265	(470)	(21)%
Stock-based compensation	533	955	(422)	(44)%
Salaries, wages, and other benefits	2,142	2,746	(604)	(22)%
Expense for estimated credit losses on accounts receivable, net of recoveries	—	16	(16)	N/M
Insurance	322	515	(193)	(37)%
Software Expenses	158	621	(463)	(75)%
Other administrative expenses	1,535	1,300	235	18%
Total	$6,485	$9,389	$(2,904)	(31)%

Selling, general and administrative expenses decreased $2.9 million, or 31%, to $6.5 million during the three months ended March 31, 2025, from $9.4 million for the three months ended March 31, 2024. The decrease was driven primarily by a $0.5 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement and professional fees related to the Secured Convertible Notes in 2024, partially offset by professional fees related to the Domestication in 2025. The decrease was also partially driven by decreases in salaries, wages, stock-based compensation and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from continued cash control measures during 2024.
Engineering expenses

	Three Months Ended March 31,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$1,876	$2,935	$(1,059)	(36)%
Stock-based compensation	61	491	(430)	(88)%
Professional fees	65	128	(63)	(49)%
Software expenses	14	31	(17)	(55)%
Other	477	$802	(325)	(41)%
Total	$2,493	$4,387	$(1,894)	(43)%

Engineering expenses decreased $1.9 million, or 43%, to $2.5 million for the three months ended March 31, 2025 from $4.4 million for the three months ended March 31, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce reductions in 2024. The decrease was also partially driven by other expense reductions resulting from continued cash control measures during 2024, including the termination of our high-throughput plant lease in the Netherlands.
Depreciation expense
Depreciation expense decreased slightly by $0.2 million, or 6%, to $2.7 million for the three months ended March 31, 2025, as compared to $2.8 million for the three months ended March 31, 2024. The decrease was due primarily to two fewer operational satellites in orbit as of March 31, 2025 compared to March 31, 2024.

Interest income, net
Interest income, net remained flat for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Change in fair value of financial instruments
The negative change in fair value of financial instruments of $21.6 million was related to net losses on our financial instruments of $22.4 million for the three months ended March 31, 2025, compared to net losses of $0.8 million for the three months ended March 31, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes and our warrant and earnout liabilities primarily impacted by the increase in trading price of our Class A common stock. These losses were partially offset by a gain on the value of our OS warrants due primarily to the increase in the underlying stock price of the warrant.
Other (expense) income, net
Other (expense) income, net decreased $1.6 million, or 112%, to $0.2 million of expense for the three months ended March 31, 2025, compared to $1.4 million of income for the three months ended March 31, 2024. The decrease was driven primarily by foreign currency exchange net losses for the three months ended March 31, 2025 compared to foreign currency exchange net gains in the three months ended March 31, 2024.
Income tax expense
Income tax expense decreased by $0.7 million, or 50%, to $0.7 million for the three months ended March 31, 2025, from $1.4 million for the three months ended March 31, 2024. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in the prior period and only interest was accrued in the current period. The decrease was also driven by exchange rate fluctuations, as the liability is denominated in Argentine pesos while the Company’s functional currency is the U.S. dollar.

Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP measures: EBITDA; Adjusted EBITDA; and Free Cash Flow. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
We define Non-GAAP EBITDA as net loss excluding interest, income taxes, depreciation and amortization. We did not incur amortization expense during the three months ended March 31, 2025 and 2024.
We define Non-GAAP Adjusted EBITDA as Non-GAAP EBITDA further adjusted for other (expense) income, net, changes in the fair value of financial instruments, and stock-based compensation. Other (expense) income, net consists primarily of foreign currency gains and losses.
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

The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net loss available to stockholders	$(32,581)	$(15,178)
EBITDA (non-GAAP)	(29,179)	(10,891)
Adjusted EBITDA (non-GAAP)	(6,056)	(9,123)
Net cash used in operating activities	(4,722)	(10,115)
Free Cash Flow (non-GAAP)	(6,635)	(12,057)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net loss available to stockholders	$(32,581)	$(15,178)
Interest expense	—	9
Income tax expense	715	1,433
Depreciation expense	2,687	2,845
Non-GAAP EBITDA	$(29,179)	$(10,891)
Professional fees related to Secured Convertible Notes	—	971
Change in fair value of financial instruments	22,361	752
Other expense (income), net (1)	167	(1,401)
Stock-based compensation	595	1,446
Non-GAAP Adjusted EBITDA	$(6,056)	$(9,123)
(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net cash used in operating activities	$(4,722)	$(10,115)
Less purchases of property and equipment	(1,913)	(1,942)
Non-GAAP Free Cash Flow	$(6,635)	$(12,057)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of March 31, 2025, we had $17.7 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $30.2 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of March 31, 2025, we had an accumulated deficit of $432.7 million, and for the three months ended March 31, 2025, we had net cash used in operating activities of $4.7 million.

As a result of the continued slower than anticipated revenue growth, we continue to maintain cost and spending control measures which were implemented in the second quarter of 2024, including controlling growth in our workforce.
On April 12, 2024, the Company, Nettar, and Holder Representative entered into the Note Purchase Agreement with the Purchaser, pursuant to which Nettar agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30.0 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum. subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million. The Secured Convertible Notes mature on April 12, 2028.
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
In connection with the offering of the Secured Convertible Notes, the Company also entered into (i) a side letter with the Purchaser, pursuant to which the Purchaser is entitled to pre-emptive rights, in order to maintain its as-converted ownership percentage on the same basis as new capital raised and (ii) a registration rights agreement with the Purchaser (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
On December 8, 2024, the Company entered into a Share Purchase Agreement with the purchaser party thereto, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000. The net proceeds from the offering will be used for general corporate purposes.

On December 10, 2024, the Company filed a shelf registration statement which registers, among other things, the offer and sale by us of up to $150 million aggregate amount of our Class A common stock. The shelf registration statement was declared effective by the SEC on December 20, 2024. In connection with the Domestication, the Company filed a post-effective amendment to the shelf registration statement that was declared effective by the SEC on March 31, 2025.

On December 20, 2024, the Company entered into a Sales Agreement with CF&Co., acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000 (the “ATM Program”). On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent under the ATM Program. On April 9, 2025, the Company entered into the Second A&R Sales Agreement with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication. No Class A common stock was sold pursuant to the ATM Program during 2024. During the first quarter, the Company sold $1.2 million aggregate amount of Class A common stock under the ATM Program, leaving an aggregate of $48.8 million remaining under the ATM Program.

On April 15, 2025, the Company entered into the Securities Purchase Agreement with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in the Registered Direct Offering, 6,451,612 shares of the

Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $20.0 million, before deducting the placement agent’s fees and estimated offering expenses payable by the Company. Closing of the Registered Direct Offering occurred on April 16, 2025. See Note 17 (Subsequent Events) of this Report for further details.
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
We have, however, prepared the Condensed Consolidated Financial Statements included elsewhere in this Report on a going concern basis, assuming that our financial resources will be sufficient to meet our capital needs over the next twelve months. Accordingly, our Condensed Consolidated Financial Statements contemplate the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business and do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. If we cannot continue as a going concern, adjustments to the carrying values and classification of our assets and liabilities and the reported amounts of income and expenses could be required and could be material. Despite substantial doubt that we will be able to continue as a going concern, we are continuing to take actions to secure sufficient financing (as described below) and thus believe that the application of the going concern assumption for the preparation of the Condensed Consolidated Financial Statements is appropriate.
In an effort to address our ability to continue as a going concern, we continue to seek and evaluate additional opportunities to raise capital through the issuance of equity or debt, or a combination of both, such as the Secured Convertible Notes, the Share Purchase Agreement and the Amended Sales Agreement, as well as evaluating other strategic alternatives. Until such time that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed, on terms that the Company deems to be favorable or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to obtain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. See “Risk Factors—There is substantial doubt about our ability to continue as a going concern” of our 2024 Annual Report for additional information.
Additionally, we are an early-stage growth company and subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, dependence on key individuals, a developing business model, key customers, initial and continued market acceptance of our services and protection of our proprietary technology. Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable. We also have risks from competition from substitute products and services. All of these risks, as well as the risks included in Part I, Item 1A. Risk Factors included in our 2024 Annual Report, could have an adverse impact on our business and financial prospects and cause us to seek additional financing to fund future operations.

Cash Flows Summary
The following table summarizes our cash flow information for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2025	2024
Net cash flows:
Net cash flows used in operating activities	$(4,722)	$(10,115)
Net cash flows used in investing activities	(1,913)	(1,942)
Net cash flows provided by (used in) financing activities	1,684	(184)
Net change in cash, cash equivalents and restricted cash	$(4,951)	$(12,241)
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
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Three Months Ended March 31,
	2025	2024
Net loss	$(32,581)	$(15,178)
Adjustments for the impact of non-cash items (1)	24,188	4,587
Net loss adjusted for the impact of non-cash items	(8,393)	(10,591)
Changes in assets and liabilities
Accounts receivable(2)	(21)	(932)
Prepaid expenses and other current assets(3)	830	(377)
Accounts payable(4)	569	1,764
Other(5)	2,293	21
Net cash used in operating activities	$(4,722)	$(10,115)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, changes in foreign currency and others.
(2)The change is primarily due to higher accounts receivable from our commercial space technology customer.
(3)The change is primarily due to higher prepaid expenses from software licenses and higher advances to suppliers.
(4)The change is primarily due to the timing of payments.
(5)The change is primarily due to timing of payments, net of an increase in contract liabilities for new revenue contracts.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.
Net cash used in investing activities $1.9 million for the three months ended March 31, 2025, was flat compared to $1.9 million for the three months ended March 31, 2024. Cash control measures implemented in 2023 limited the number of launches in both periods.

Cash Flows Provided by (used in) Financing Activities
Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2025 compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2024, which resulted primarily from proceeds from stock issuances under the ATM Program and proceeds from exercise of stock options in the three months ended March 31, 2025, as discussed above.
Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at March 31, 2025 and December 31, 2024.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, impairment of assets, fair value of financial instruments, and income taxes. Actual results may differ materially from these estimates under different assumptions and conditions.

There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2025. For more information, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.
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
Recent Accounting Pronouncements
Refer to Note 3 (Accounting Standards Updates) in the Condensed Consolidated Financial Statements included in this Report for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made such an assessment, of their potential impact on our financial condition and our results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 .INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 .SCH*	Inline XBRL Taxonomy Extension Schema Document.

101 .CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 13, 2025

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer