Form 10-Q
period 2025-06-30
Satellogic Inc.
filed 2025-08-12
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

As of August 1, 2025, there were 94,985,681 shares of Class A common stock and 10,582,642 shares of Class B common stock outstanding.

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
Many actual events and circumstances are beyond the control of Satellogic Inc. (“Satellogic” or the “Company”). Many factors could cause actual future results to differ materially from the forward-looking statements in this Report, including but not limited to:

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

•competition for EO services;

•risks related to changes in tax laws and regulations, including the “One Big Beautiful Bill Act;”

•risks related to changes in trade policy and the related impact on macroeconomic conditions, including further expansions of U.S. export controls and tariffs, as well as related retaliatory actions;

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars, except share and per share amounts)	2025	2024	2025	2024
Revenue	$4,440	$3,501	$7,827	$6,829
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,189	1,249	2,426	2,554
Selling, general and administrative	5,361	9,541	11,846	18,930
Engineering	2,327	4,287	4,820	8,674
Depreciation expense	1,848	3,101	4,535	5,946
Total costs and expenses	10,725	18,178	23,627	36,104
Operating loss	(6,285)	(14,677)	(15,800)	(29,275)
Other (expense) income, net
Interest income, net	285	307	462	511
Change in fair value of financial instruments	(312)	(4,272)	(22,673)	(5,024)
Other (expense) income, net	(380)	896	(547)	2,297
Total other (expense) income, net	(407)	(3,069)	(22,758)	(2,216)
Loss before income tax	(6,692)	(17,746)	(38,558)	(31,491)
Income tax benefit (expense)	40	(355)	(675)	(1,788)
Net loss available to stockholders	$(6,652)	$(18,101)	$(39,233)	$(33,279)
Other comprehensive gain (loss)
Foreign currency translation gain (loss), net of tax	749	(211)	1,006	(348)
Comprehensive loss	$(5,903)	$(18,312)	$(38,227)	$(33,627)

Basic net loss per share for the period attributable to holders of Common Stock	$(0.06)	$(0.20)	$(0.39)	$(0.37)
Basic weighted-average Common Stock outstanding	103,206,882	90,678,183	99,949,214	90,504,845
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.06)	$(0.20)	$(0.39)	$(0.37)
Diluted weighted-average Common Stock outstanding	103,206,882	90,678,183	99,949,214	90,504,845
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$32,569	$22,493
Accounts receivable, net of allowance of $88 and $148, respectively	1,038	1,464
Prepaid expenses and other current assets	3,731	3,907
Total current assets	37,338	27,864
Property and equipment, net	24,816	27,228
Operating lease right-of-use assets	6,335	877
Other non-current assets	5,357	5,722
Total assets	$73,846	$61,691
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,886	$3,754
Warrant liabilities	13,757	11,511
Earnout liabilities	1,854	1,501
Operating lease liabilities	1,008	363
Contract liabilities	6,471	5,871
Accrued expenses and other liabilities	12,146	11,621
Total current liabilities	38,122	34,621
Secured Convertible Notes at fair value	97,710	79,070
Operating lease liabilities	5,600	516
Other non-current liabilities	527	516
Total liabilities	141,959	114,723
Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 95,229,729 shares issued and 94,661,906 shares outstanding as of June 30, 2025 and 83,000,501 shares issued and 82,432,678 shares outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,642 shares issued and outstanding as of June 30, 2025 and 13,582,642 issued and outstanding as of December 31, 2024	—	—
Treasury stock, at cost, 567,823 shares as of June 30, 2025 and December 31, 2024	(8,603)	(8,603)
Additional paid-in capital	379,393	356,247
Accumulated other comprehensive income (loss)	435	(571)
Accumulated deficit	(439,338)	(400,105)
Total stockholders’ (deficit) equity	(68,113)	(53,032)
Total liabilities and stockholders' (deficit) equity	$73,846	$61,691
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	90,303,985	$344,144	$(8,603)	$(33)	$(283,833)	$51,675
Net loss	—	—	—	—	(15,178)	(15,178)
Other comprehensive loss	—	—	—	(137)	—	(137)
RSUs vested	227,622	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(184)	—	—	—	(184)
Stock-based compensation	—	1,446	—	—	—	1,446
Balance as of March 31, 2024	90,531,607	345,406	(8,603)	(170)	(299,011)	37,622
Net loss	—	—	—	—	(18,101)	(18,101)
Other comprehensive loss	—	—	—	(211)	—	(211)
Exercise of stock options and RSUs vested	572,480	53	—	—	—	53
Payments for withholding taxes related to the net share settlement of equity awards	—	(111)	—	—	—	(111)
Stock-based compensation	—	(188)	—	—	—	(188)
Balance as of June 30, 2024	91,104,087	$345,160	$(8,603)	$(381)	$(317,112)	$19,064

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) Accumulated other Comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(32,581)	(32,581)
Issuance of Common Stock under ATM Program	275,587	1,128	—	—	—	1,128
Other comprehensive loss	—	—	—	257	—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—	—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—	—	(375)
Stock-based compensation	—	595	—	—	—	595
Balance as of March 31, 2025	97,466,256	358,511	(8,603)	(314)	(432,686)	(83,092)
Net loss	—	—	—	—	(6,652)	(6,652)
Issuance of Class A Common Stock under Registered Direct Offering	6,451,612	18,769	—	—	—	18,769
Issuance of Common Stock under ATM Program	496,940	1,456	—	—	—	1,456
Other comprehensive loss	—	—	—	749	—	749
Exercise of stock options and RSUs vested	829,740	359	—	—	—	359
Payments for withholding taxes related to the net share settlement of equity awards	—	(278)	—	—	—	(278)
Stock-based compensation	—	576	—	—	—	576
Balance as of June 30, 2025	105,244,548	$379,393	$(8,603)	$435	$(439,338)	$(68,113)

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) Accumulated other Comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024
Cash flows from operating activities:
Net loss	$(39,233)	$(33,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,535	5,946
Debt issuance costs	—	2,397
Operating lease expense	821	1,075
Stock-based compensation	1,171	1,258
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	21,003	5,024
Foreign exchange differences	(191)	(2,208)
Loss on disposal of property and equipment	168	136
Expense for estimated credit losses on accounts receivable, net of recoveries	(49)	47
Equity in net (income) loss of affiliate	—	(11)
Non-cash change in contract liabilities	(249)	(951)
Other, net	—	100
Changes in operating assets and liabilities:
Accounts receivable	1,534	(992)
Prepaid expenses and other current assets	1,251	(2,362)
Accounts payable	(536)	2,683
Contract liabilities	746	52
Accrued expenses and other liabilities	513	(1,652)
Operating lease liabilities	(548)	(1,154)
Net cash used in operating activities	(9,064)	(23,891)
Cash flows from investing activities:
Purchases of property and equipment	(2,689)	(3,334)
Other	—	14
Net cash used in investing activities	(2,689)	(3,320)
Cash flows from financing activities:
Proceeds from Secured Convertible Notes	—	30,000
Payments of debt issuance costs	—	(2,397)
Payments for withholding taxes related to the net share settlement of equity awards	(653)	(295)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	2,039	—
Proceeds from Registered Direct Offering, net of transaction costs	18,769	—
Proceeds from exercise of stock options	1,275	53
Net cash provided by financing activities	21,430	27,361
Net increase in cash, cash equivalents and restricted cash	9,677	150
Effect of foreign exchange rate changes on cash and cash equivalents	220	2,026
Cash, cash equivalents and restricted cash - beginning of period	23,682	24,603
Cash, cash equivalents and restricted cash - end of period	$33,579	$26,779
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

Through our subsidiaries, we invest in the software, hardware, and optics of the aerospace industry focusing on satellite and image analytics technologies. Our strategy is to build a planetary scale analytics platform based on a proprietary satellite constellation with the capability to generate insights from images and information, with focus on multi-temporal analysis and high frequency of revisits. We also intend to continue to leverage our ability to quickly build and launch high quality, sub-meter satellites at a low cost by selling satellites to certain key customers.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and June 30, 2024 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X and other rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2024 Annual Report. There were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025. The Company conducts business through one operating segment.
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

Going Concern and Liquidity

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months through August 2026. Since inception, we have incurred significant operating losses and have an accumulated deficit of $439.3 million as of June 30, 2025, with net cash used in operating activities of $9.1 million for the six months ended June 30, 2025. As of June 30, 2025, our existing sources of liquidity included cash and cash equivalents of $32.6 million. We believe that this current level of cash and cash equivalents is not sufficient to fund operations and capital expenditures to reach larger scale revenue generation from our product offerings.

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

The Secured Convertible Notes contain certain restrictive covenants, including restrictions on (i) incurring indebtedness, subject to certain exceptions (including the ability to issue additional Secured Convertible Notes; provided the aggregate

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
principal outstanding amount does not exceed $50.0 million), (ii) creating certain liens, subject to certain exceptions, (iii) the payment of dividends or other restricted payments, (iv) the sale, transfer or otherwise conveyance of certain assets, subject to asset sale pre-payment described above, and (v) affiliate transactions.

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

On December 8, 2024, the Company entered into a Share Purchase Agreement with the purchaser party thereto, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10.0 million. The net proceeds from the offering were used for general corporate purposes.

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

On December 20, 2024, the Company entered into a Controlled Equity Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“CF&Co.”), acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock of the Company, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million. On February 12, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Amended Sales Agreement”) with CF&Co. and Northland Securities, Inc. (“Northland” and, together with CF&Co., the “Sales Agents” and, each, a “Sales Agent”), pursuant to which Northland was added as an additional Sales Agent in connection with the Company’s offer and sale, from time to time, through the Sales Agents, of its Class A common stock, having an aggregate offering amount of up to $50.0 million. On April 9, 2025, the Company entered into a Second Amended and Restated Sales Agreement (the “Second A&R Sales Agreement”) with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication (together, the “ATM Program”). The Company has sold through June 30, 2025, $3.1 million aggregate amount of Class A common stock pursuant to the ATM Program, resulting in proceeds of $2.0 million, net of transaction costs. The net proceeds from the ATM Program are being used for general corporate purposes.

On April 15, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”), 6,451,612 shares of the Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $20,000,000 before deducting the placement agent’s fees and estimated offering expenses payable by the Company. CF&Co. acted as the exclusive placement agent (the “Placement Agent”) for the Registered Direct Offering, pursuant to that certain Placement Agent Agreement (the “Placement Agent Agreement”), by and between the Company and the Placement Agent. Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee equal to 4.0% of the aggregate gross proceeds raised in the Registered Direct Offering. Net proceeds from the Registered Direct Offering were approximately $18.8 million. The net proceeds from the Registered Direct Offering are being used for general corporate purposes.

Although we were able to secure debt financing of approximately $27.6 million during the second quarter of 2024 (refer to Note 15 (Secured Convertible Notes)), approximately $10.0 million from the Share Purchase Agreement in December 2024, approximately $20.0 million from the Securities Purchase Agreement in April 2025, and approximately $3.1 million pursuant to the ATM program in 2025, we do not believe this incremental funding will be sufficient to fund our operations for the next twelve months through May 2026. As a result of these uncertainties, and notwithstanding our plans and efforts to date, there is substantial doubt about our ability to continue as a going concern for one year from the date of when these unaudited Condensed Consolidated Financial Statements are issued. If we are unable to raise additional capital as and when needed, or upon acceptable terms, such failure would have a significant negative impact on our financial condition. As such, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of June 30, 2025, three customers accounted for 60% of accounts receivable, net of allowance. As of December 31, 2024, two customers accounted for 70% of our accounts receivable net of allowance.

We had three customers that each accounted for more than 10% of our revenue totaling $3.1 million for the three months ended June 30, 2025 and three customers that each accounted for more than 10% of our revenue totaling $2.5 million for the three months ended June 30, 2024.

We had four customers that each accounted for more than 10% of our revenue totaling $6.1 million for the six months ended June 30, 2025 and three customers that each accounted for more than 10% of our revenue totaling $4.6 million for the six months ended June 30, 2024.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of June 30, 2025 due to our net losses for the three months then ended and concluded that the asset group is not impaired.

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

Foreign Currencies
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
(expense) income, net) and resulted in losses of $0.3 million and gains of $0.9 million during the three months ended June 30, 2025 and 2024 and losses of $0.5 million and gains of $2.2 million during the six months ended June 30, 2025 and 2024, respectively.
Leases
For the three months ended June 30, 2025 and 2024, lease expense was $0.4 million and $0.6 million, respectively and for the six months ended June 30, 2025 and 2024, lease expense was $0.8 million and $1.1 million, respectively. The decrease in lease expense was due primarily to the 2024 termination of a facility lease in the Netherlands. Lease obligations and right of use assets increased as of June 30, 2025 compared to December 31, 2024 due primarily to new ground station antenna leases in the six months ended June 30, 2025.
Accounts Receivable and Allowance for Credit Losses
Accounts are written off against the allowance for credit losses account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
Allowance for credit losses as of beginning of year	$148	$126
Provision	(8)	47
Write offs	(11)	—
Recoveries collected	(41)	(59)
Allowance for credit losses as of end of period	$88	$114
Cash, Cash Equivalents and Restricted Cash

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$32,569	$22,493
Restricted cash included in Other non-current assets	1,010	1,189
Total cash, cash equivalents and restricted cash	$33,579	$23,682

Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid during the period for:
Income tax, net of refunds	$146	$1,974	$302	$1,974
Interest	$3	$2	$1,673	$11

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	June 30,
	2025	2024
Supplemental cash flow information
Unpaid property and equipment included in accounts payable	$375	$1,064

Research and Development
For the three months ended June 30, 2025 and 2024 research and development expenses were $1.2 million and $2.3 million, respectively and for the six months ended June 30, 2025, and 2024 were $2.6 million and $4.5 million, respectively.
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

ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The guidance is effective for annual periods, effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the guidance to determine the effect that this ASU will have on the Company’s disclosures. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the notes to the financial statements.

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

The Company’s operating segment derives its revenues from the sale of images via asset monitoring and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company evaluates its operations based on net (loss) income. Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate accounted for by the equity method, and income tax expense. In addition to depreciation expense, other non-cash expenses include stock-based compensation disclosed on the statement of cash flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the condensed consolidated statement of cash flows and the acquisition of new operating lease right of use assets for the six months ended June 30, 2025 and 2024 of $6.5 million and $0, respectively. Total non-current assets also include an investment in equity method investee at June 30, 2025 and December 31, 2024 of $3.7 million and $3.7 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,440	$3,501	$7,827	$6,829
Cost of sales excluding depreciation	(1,189)	(1,249)	(2,426)	(2,554)
Selling, general and administrative expenses	(5,361)	(9,541)	(11,846)	(18,930)
Engineering	(2,327)	(4,287)	(4,820)	(8,674)
Other segment items	(2,215)	(6,525)	(27,968)	(9,950)
Net loss	$(6,652)	$(18,101)	$(39,233)	$(33,279)

Revenue by geographic area is as follows(a):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$3,359	$2,411	$5,920	$3,987
Albania	412	412	824	824
India	10	124	23	856
All Other	659	554	1,060	1,162
Total	$4,440	$3,501	$7,827	$6,829

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
5. Revenue from Contracts with Customers
During the three months ended June 30, 2025, we recognized revenue of $4.4 million, of which $0.9 million was recognized over time and $3.6 million was recognized at a point in time. During the three months ended June 30, 2024, we recognized revenue of $3.5 million, of which $0.5 million was recognized over time and $3.0 million was recognized at a point in time.

During the six months ended June 30, 2025, we recognized revenue of $7.8 million, of which $1.6 million was recognized over time and $6.2 million was recognized at a point in time. During the six months ended June 30, 2024, we recognized revenue of $6.8 million, of which $1.7 million was recognized over time and $5.1 million was recognized at a point in time.
In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. For the three months ended June 30, 2025 and 2024, we recognized $1.2 million and $1.4 million of revenue from this customer, respectively. For the six months ended June 30, 2025 and 2024, we recognized $2.2 million and $3.0 million of revenue from this customer, respectively.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by business line
Asset Monitoring	$3,544	$2,964	$6,165	$5,148
Constellation as a Service ("CaaS")	412	412	824	824
Space Systems	484	125	838	857
Total revenue	$4,440	$3,501	$7,827	$6,829

Information about our revenue by timing is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by timing
Over time	$878	$536	$1,633	$1,680
Point-in time	3,562	2,965	6,194	5,149
Total revenue	$4,440	$3,501	$7,827	$6,829

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue by geography (1)
North America	$3,407	$2,544	$5,981	$4,179
Europe	480	569	934	1,081
Asia Pacific	415	385	767	1,565
South America	138	3	145	4
Total revenue	$4,440	$3,501	$7,827	$6,829
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	June 30,	December 31,
	2025	2024
Current	$6,471	$5,871
Total	$6,471	$5,871
During the six months ended June 30, 2025, we recognized revenue of $3.0 million that was included as a contract liability as of December 31, 2024. During the six months ended June 30, 2024, we recognized revenue of $3.3 million that was included as a contract liability as of December 31, 2023. The increase in contract liabilities in the six months ended June 30, 2025 was primarily due to collections from a new customer for performance obligations that will be satisfied during 2025. Total unused credits related to the non-cash agreement described above included in contract liabilities at June 30, 2025, and December 31, 2024 were $1.2 million and $1.4 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the six months ended June 30, 2025 or 2024.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of June 30, 2025 related to non-cancellable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$8,478	$3,165	$7,000	$24,000
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2024	$8,012	$471	$3,028	$11,511
Change in fair value of financial instruments	1,675	50	521	2,246
As of June 30, 2025	$9,687	$521	$3,549	$13,757

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
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $9.7 million as of June 30, 2025. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

In 2022, Pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $0.5 million as of June 30, 2025. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. The $8.63 Warrants had a fair value of $3.5 million as of June 30, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2024	$1,501
Change in fair value of financial instruments	353
As of June 30, 2025	$1,854
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the six months ended June 30, 2025. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	June 30,	December 31,
		2025	2024
Satellites and other equipment	3-5	$29,644	$30,668
Satellites under construction	Not applicable	15,653	14,458
Leasehold improvements	5-10	2,870	2,901
Other property and equipment	3-10	4,110	4,307
Total property and equipment		52,277	52,334
Less: Accumulated depreciation		(27,461)	(25,106)
Property and equipment, net		$24,816	$27,228

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.
Information related to our property and equipment and operating lease ROU assets by geography is as follows:

	June 30,	December 31,
	2025	2024
Uruguay	$30,776	$26,833
Argentina	358	392
Spain	7	746
Other countries	10	134
Total (1)	$31,151	$28,105
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses	$2,221	$2,892
Officina Stellare S.p.A. (“OS”) Warrants	649	322
Advances to suppliers	152	138
Other current assets	709	555
Total	$3,731	$3,907

Accrued Expenses and Other Liabilities

	June 30,	December 31,
	2025	2024
Accrued expenses and other liabilities
Payroll and benefits payable	$2,960	$2,286
Advisory Fee cash payable	7,500	7,500
Other taxes payable	1,683	1,835
Other	530	516
Total	$12,673	$12,137

Total current	$12,146	$11,621
Total non-current	$527	$516
Interest Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income, net
Interest expense (1)	$(3)	$(2)	$(3)	$(11)
Other finance costs	—	(55)	—	(55)
Interest income	288	364	465	577
Total	$285	$307	$462	$511

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

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total loss before income tax	$(6,692)	$(17,746)	$(38,558)	$(31,491)
Income tax (benefit) expense	$(40)	$355	$675	$1,788
Effective tax provision rate	0.6%	(2.0%)	(1.8%)	(5.7%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the six months ended June 30, 2025 and 2024 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full deferred tax asset valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the potential impacts on its consolidated financial position, results of operations and cash flows.
11. Stock-based Compensation
A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,234,296	$1.50	4.55
Granted	—	—
Forfeited	(335)	8.22
Exercised	(1,236,659)	1.08
Expired	(2,025)	8.22
Outstanding at June 30, 2025	1,995,277	$1.78	4.16
Exercisable at June 30, 2025	1,985,640	$1.75	4.15
A summary of RSU activity for the six months ended June 30, 2025 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2024	2,893,396	$1.40
Granted during the year	2,059,382	3.54
Forfeited during the year	(210,149)	2.00
Vested during the year (1)	(1,178,430)	1.28
Outstanding unvested RSUs at June 30, 2025	3,564,199	$2.64

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
(1) The issuance of Class A common stock was deferred, as elected by the grantees, for 410,000 and 264,516 RSUs that vested during the six months ended June 30, 2025 and 2024, respectively.
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
Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to holders of Common Stock	$(6,652)	$(18,101)	$(39,233)	$(33,279)
Basic weighted-average shares of Common Stock outstanding	103,206,882	90,678,183	99,949,214	90,504,845
Basic net loss per share for the period attributable to holders of Common Stock	$(0.06)	$(0.20)	$(0.39)	$(0.37)
Effect of dilutive securities:
Dilutive numerator	$(6,652)	$(18,101)	$(39,233)	$(33,279)
Diluted weighted-average Common Stock outstanding	103,206,882	90,678,183	99,949,214	90,504,845
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.06)	$(0.20)	$(0.39)	$(0.37)
Additionally, the following securities were not included in the quarter-to-date or year-to-date computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Warrants	49,184,815	49,184,915
Sponsor earnout shares	1,775,962	1,775,962
Stock options	1,995,277	4,702,325
Restricted stock units	3,564,199	3,017,253
Shares convertible from Secured Convertible Notes	25,000,000	25,000,000
Total	81,520,253	83,680,455

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of June 30, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$649
Liabilities
$8.63 Warrants liability	$3,549	$—	$—
PIPE Warrant liability	—	—	521
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	9,687
Total Warrant Liabilities	$3,549	$—	$10,208
Sponsor Earnout liability	$—	$—	$1,854
Secured Convertible Notes	$—	$—	$97,710

As of December 31, 2024	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$322
Liabilities
$8.63 Warrants liability	$3,028	$—	$—
PIPE Warrant liability	—	—	471
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	8,012
Total Warrant Liabilities	$3,028	$—	$8,483
Sponsor Earnout Liability	$—	$—	$1,501
Secured Convertible Notes	$—	$—	$79,070
The following methods and assumptions were used to estimate the fair values at June 30, 2025:
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
◦Time to expiry: 0.5 years
◦Volatility: 29.4%
◦Risk free rate of return: 4.3%

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
◦Time to expiry: 1.6 years
◦Volatility: 85%
◦Risk free rate of return: 3.8%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.6 years
◦Volatility: 85.0%
◦Risk free rate of return: 3.8%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 1.6 years
◦Volatility: 85%
◦Risk free rate of return: 3.8%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $67.7 million at June 30, 2025. Inputs used for the fair value measurement include:
◦Credit spread – 25.00% to 37.50%
◦Volatility: 50%
◦Risk free rate of return: 3.7%

Changes in the fair value of Level 3 assets during the three months ended June 30, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	236
Foreign currency translation adjustment	91
At June 30, 2025	$649
(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the six months ended June 30, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 liabilities during the three months ended June 30, 2025 and 2024 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At December 31, 2023	$2,017	$97	$419	$—
Issues	—	—	—	30,000
Remeasurement (gain)/loss(1)	(933)	(41)	(206)	6,430
At June 30, 2024	$1,084	$56	$213	36,430

At December 31, 2024	$8,012	$471	$1,501	$79,070
Interest payments	—	—	—	(1,670)
Remeasurement (gain)/loss(1)	1,675	50	353	20,310
At June 30, 2025	$9,687	$521	$1,854	$97,710
(1) Recognized in Change in fair value of the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the six months ended June 30, 2025 and 2024, respectively.

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2025 or 2024.

14. Related Parties

See description of transactions with CF&Co. and Liberty Investment as part of the Merger Transaction described in Note 4. (Reverse Recapitalization) of our 2024 Annual Report. Also see the description of the transactions involving CF&Co. described in Note 1 (Nature of the Business and Basis of Presentation) of this Report.
We made purchases totaling $0.2 million and $0.5 million from our equity method investee, OS, in the six months ended June 30, 2025 and 2024, respectively and there was $0.2 million owed to OS and included in accounts payable at June 30, 2025.

Pursuant to the ATM Program, when designated as sales agent for a particular sale, CF&Co. is to be paid a commission, in cash, at a fixed rate of 3.0% of the gross sales price per share sold under the Second A&R Sales Agreement. CF&Co. is also entitled to reimbursement for certain specified expenses, including the fees and disbursements of CF&Co.’s legal counsel.

CF&Co. acted as the exclusive placement agent for the Registered Direct Offering issued in April 2025, pursuant to the Placement Agent Agreement by and between the Company and CF&Co. Pursuant to the Placement Agent Agreement, the Company agreed to pay CF&Co. a cash fee equal to 4.0% of the aggregate gross proceeds raised in the Registered Direct Offering.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
15. Secured Convertible Notes

Secured Convertible Notes as of June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
	2025	2024
Secured Convertible Notes	$97,710	$79,070
Less: Current portion	—	—
Total non-current debt	$97,710	$79,070

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchaser, pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.70% as of June 30, 2025), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

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

June 30,
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
Fair value option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the statement of operations and comprehensive loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at June 30, 2025 and December 31, 2024 includes accrued interest of $1.0 million and $1.0 million, respectively.
16. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of June 30, 2025 and December 31, 2024, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to December 31, 2024. Future purchase commitments under noncancelable launch service contracts as of June 30, 2025 for the year ending December 31, 2025 consisted of approximately $0.5 million and total commitments are $10.7 million through 2028.

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

We have created a highly scalable, vertically integrated and competitive operating model. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities. This vertical integration provides a significant cost advantage, enabling us to produce and launch satellites for less than one-tenth the cost of our competitors on average. Additionally, we own all our key intellectual property, and our patented technology allows us to capture approximately 10x more imagery than our competitors on average. Taken together, we are achieving over 60x better unit economics than our closest peers in the NewSpace sector and more than 100x better unit economics than legacy competitors. Additionally, we believe we are well-positioned to compete effectively in the existing EO market that is currently supply-constrained and consists primarily of government and D&I customers. At June 30, 2025, we had 21 commercial satellites in orbit. As of the date of this Report, we have 21 satellites in orbit, of which 20 are operational and one is being used for testing. Over the near term, we will take a measured approach to expanding our constellation, with our long term vision to reach a constellation size of approximately 200 satellites and to have the capability to conduct daily remaps of the entire planet.

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
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of June 30, 2025 and December 31, 2024, and for the three months then ended (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the potential impacts on its consolidated financial position, results of operations and cash flows.

Results of Operations
Comparison of Results for the three months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024.

(in thousands of US dollars)	Three Months Ended June 30, 2025		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$4,440	$3,501	$939	27%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,189	1,249	(60)	(5)%
Selling, general and administrative	5,361	9,541	(4,180)	(44)%
Engineering	2,327	4,287	(1,960)	(46)%
Depreciation expense	1,848	3,101	(1,253)	(40)%
Total costs and expenses	10,725	18,178	(7,453)	(41)%
Operating loss	(6,285)	(14,677)	8,392	(57)%
Other (expense) income, net
Interest income, net	285	307	(22)	(7)%
Change in fair value of financial instruments	(312)	(4,272)	3,960	(93)%
Other (expense) income, net	(380)	896	(1,276)	(142)%
Total other (expense) income, net	(407)	(3,069)	2,662	(87)%
Loss before income tax	(6,692)	(17,746)	11,054	(62)%
Income tax benefit (expense)	40	(355)	395	(111)%
Net loss	$(6,652)	$(18,101)	$11,449	(63)%

Revenue
During the three months ended June 30, 2025, revenue increased $0.9 million, or 27% to $4.4 million from $3.5 million for the three months ended June 30, 2024, driven primarily by a $0.6 million increase in imagery ordered by new and existing Asset Monitoring customers, and a $0.4 million increase in revenue generated from the Space Systems business line. Revenue for the three months ended June 30, 2025 included $3.5 million attributable to our Asset Monitoring line of business, $0.5 million attributable to our Space Systems line of business, and $0.4 million attributable to our CaaS line of business compared to $3.0 million, $0.1 million and $0.4 million, respectively, in the prior year.
Cost of sales
Cost of sales, exclusive of depreciation, decreased $0.1 million, or 5%, to $1.2 million for the three months ended June 30, 2025 from $1.2 million for the three months ended June 30, 2024. The decrease was driven primarily by lower cloud services costs, partially offset by higher antenna lease costs.

Selling, general and administrative expenses

	Three Months Ended June 30, 2025		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Professional fees related to Secured Convertibles Notes	$—	$1,426	$(1,426)	(100)%
Professional fees	886	2,369	(1,483)	(63)%
Stock-based compensation	507	110	397	361%
Salaries, wages, and other benefits	1,950	3,505	(1,555)	(44)%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(49)	(28)	(21)	75%
Insurance	262	442	(180)	(41)%
Software Expenses	1,279	1,293	(14)	(1)%
Other administrative expenses	526	424	102	24%
Total	$5,361	$9,541	$(4,180)	(44)%

Selling, general and administrative expenses decreased $4.2 million, or 44%, to $5.4 million during the three months ended June 30, 2025, from $9.5 million for the three months ended June 30, 2024. The decrease was driven primarily by a $1.5 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement and $1.4 million from a decrease in professional fees related to the Secured Convertible Notes in 2024. The decrease was also driven by decreases in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and a decrease in insurance and other expense reductions resulting from cash control measures during 2024. These decreases were partially offset by a $0.4 million increase in stock-based compensation primarily from forfeitures related to the workforce reductions in 2024.
Engineering expenses

	Three Months Ended June 30, 2025		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$1,648	$3,457	$(1,809)	(52)%
Stock-based compensation	70	(298)	368	(123)%
Professional fees	125	478	(353)	(74)%
Software expenses	194	177	17	10%
Other	290	$473	(183)	(39)%
Total	$2,327	$4,287	$(1,960)	(46)%

Engineering expenses decreased $2.0 million, or 46%, to $2.3 million for the three months ended June 30, 2025 from $4.3 million for the three months ended June 30, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024. The decrease was also partially driven by other expense reductions resulting from cash control measures during 2024, including the termination of our high-throughput plant lease in the Netherlands. These decreases were partially offset by an increase in stock-based compensation primarily from forfeitures related to the workforce reductions made in 2024.
Depreciation expense
Depreciation expense decreased by $1.3 million, or 40%, to $1.8 million for the three months ended June 30, 2025, as compared to $3.1 million for the three months ended June 30, 2024. The decrease was due primarily to nine satellites that were launched in the second quarter of 2022 that have been fully depreciated since the second quarter of 2024, compared to the launch of four new satellites since June 30, 2024.

Interest income, net
Interest income, net remained flat for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Change in fair value of financial instruments
The positive change in fair value of financial instruments of $4.0 million was related to net losses on our financial instruments of $0.3 million for the three months ended June 30, 2025, compared to net losses of $4.3 million for the three months ended June 30, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes and our warrant and earnout liabilities impacted by the rise in our Class A common stock trading price. This increase was more significant in the three months ended June 30, 2024, compared to the same period in 2025. Additionally, the remeasurement of the fair value of OS warrants resulted in a loss during the three months ended June 30, 2025, due primarily to the reduction in the underlying stock price of the warrant and its approaching expiration.
Other (expense) income, net
Other (expense) income, net decreased $1.3 million, or 142%, to $0.4 million of expense for the three months ended June 30, 2025, compared to $0.9 million of income for the three months ended June 30, 2024. The decrease was driven primarily by foreign currency exchange net losses for the three months ended June 30, 2025 compared to foreign currency exchange net gains in the three months ended June 30, 2024.
Income tax benefit (expense)
Income tax benefit (expense) decreased by $0.4 million, or 111%, to a benefit of $0.04 million for the three months ended June 30, 2025, from expense of $0.4 million for the three months ended June 30, 2024. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in the prior period.

Results of Operations
Comparison of Results for the six months ended June 30, 2025 and 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024.

(in thousands of US dollars)	Six Months Ended June 30,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$7,827	$6,829	$998	15%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	2,426	2,554	(128)	(5)%
Selling, general and administrative	11,846	18,930	(7,084)	(37)%
Engineering	4,820	8,674	(3,854)	(44)%
Depreciation expense	4,535	5,946	(1,411)	(24)%
Total costs and expenses	23,627	36,104	(12,477)	(35)%
Operating loss	(15,800)	(29,275)	13,475	(46)%
Other (expense) income, net
Interest income, net	462	511	(49)	(10)%
Change in fair value of financial instruments	(22,673)	(5,024)	(17,649)	351%
Other (expense) income, net	(547)	2,297	(2,844)	(124)%
Total other (expense) income, net	(22,758)	(2,216)	(20,542)	927%
Loss before income tax	(38,558)	(31,491)	(7,067)	22%
Income tax benefit (expense)	(675)	(1,788)	1,113	(62)%
Net loss	$(39,233)	$(33,279)	$(5,954)	18%

Revenue
During the six months ended June 30, 2025, revenue increased $1.0 million, or 15% to $7.8 million from $6.8 million for the six months ended June 30, 2024, driven primarily by a $1.0 million increase in imagery ordered by new and existing Asset Monitoring customers. Revenue for the six months ended June 30, 2025 included $6.2 million attributable to our Asset Monitoring line of business, $0.8 million attributable to our Space Systems line of business, and $0.8 million attributable to our CaaS line of business compared to $5.1 million, $0.9 million and $0.8 million, respectively, in the prior year.
Cost of sales
Cost of sales, exclusive of depreciation, decreased $0.1 million, or 5%, to $2.4 million for the six months ended June 30, 2025 from $2.6 million for the six months ended June 30, 2024. The decrease was driven primarily by lower cloud services costs and Space Systems costs, partially offset by higher leased antenna costs.
Selling, general and administrative expenses

	Six Months Ended June 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Professional fees related to Secured Convertibles Notes	$—	$2,397	$(2,397)	(100)%
Professional fees	2,681	4,634	(1,953)	(42)%
Stock-based compensation	1,040	1,065	(25)	(2)%
Salaries, wages, and other benefits	4,092	6,251	(2,159)	(35)%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(49)	(12)	(37)	308%
Insurance	584	957	(373)	(39)%
Software Expenses	2,550	2,693	(143)	(5)%
Other administrative expenses	948	945	3	—%
Total	$11,846	$18,930	$(7,084)	(37)%

Selling, general and administrative expenses decreased $7.1 million, or 37%, to $11.8 million during the six months ended June 30, 2025, from $18.9 million for the six months ended June 30, 2024. The decrease was driven primarily by a $2.0 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement and $2.4 million of professional fees related to the Secured Convertible Notes in 2024, partially offset by professional fees related to the Domestication in 2025. The decrease was also partially driven by decreases in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from cash control measures during 2024.
Engineering expenses

	Six Months Ended June 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$3,524	$6,392	$(2,868)	(45)%
Stock-based compensation	131	193	(62)	(32)%
Professional fees	190	606	(416)	(69)%
Software expenses	352	363	(11)	(3)%
Other	623	$1,120	(497)	(44)%
Total	$4,820	$8,674	$(3,854)	(44)%

Engineering expenses decreased $3.9 million, or 44%, to $4.8 million for the six months ended June 30, 2025 from $8.7 million for the six months ended June 30, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce reductions in 2024. The decrease was also partially driven by other expense reductions resulting from cash control measures during 2024, including the termination of our high-throughput plant lease in the Netherlands.

Depreciation expense
Depreciation expense decreased by $1.4 million, or 24%, to $4.5 million for the six months ended June 30, 2025, as compared to $5.9 million for the six months ended June 30, 2024. The decrease was due primarily to nine satellites that were launched in the second quarter of 2022 that became fully depreciated since the second quarter of 2024, compared to the launch of four new satellites since June 30, 2024.

Interest income, net
Interest income, net remained flat for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Change in fair value of financial instruments
The negative change in fair value of financial instruments of $17.6 million was related to net losses on our financial instruments of $22.7 million for the six months ended June 30, 2025, compared to net losses of $5.0 million for the six months ended June 30, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes and our warrant and earnout liabilities primarily impacted by the rise in trading price of our Class A common stock primarily in the first quarter of 2025. These losses were partially offset by a gain on the value of our OS warrants due primarily to the rise in the underlying stock price of the warrant in the six months ended June 30, 2025.
Other (expense) income, net
Other (expense) income, net decreased $2.8 million, or 124%, to $0.5 million of expense for the six months ended June 30, 2025, compared to $2.3 million of income for the six months ended June 30, 2024. The decrease was driven primarily by foreign currency exchange net losses for the six months ended June 30, 2025 compared to foreign currency exchange net gains in the three months ended June 30, 2024.
Income tax expense
Income tax expense decreased by $1.1 million, or 62%, to $0.7 million for the six months ended June 30, 2025, from $1.8 million for the six months ended June 30, 2024. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in the prior period and only interest was accrued in the current period.
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
We define Non-GAAP EBITDA as net loss excluding interest, income taxes, depreciation and amortization. We did not incur amortization expense during the three and six months ended June 30, 2025 and 2024.
We define Non-GAAP Adjusted EBITDA as Non-GAAP EBITDA further adjusted for other (expense) income, net, changes in the fair value of financial instruments, stock-based compensation, and professional fees related to Secured Convertible Notes. Other (expense) income, net consists primarily of foreign currency gains and losses.
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
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net loss available to stockholders	$(6,652)	$(18,101)	$(39,233)	$(33,279)
EBITDA (non-GAAP)	(4,841)	(14,643)	(34,020)	(25,534)
Adjusted EBITDA (non-GAAP)	(3,573)	(10,029)	(9,629)	(19,152)
Net cash used in operating activities	(4,342)	(13,776)	(9,064)	(23,891)
Free Cash Flow (non-GAAP)	(5,118)	(15,168)	(11,753)	(27,225)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net loss available to stockholders	$(6,652)	$(18,101)	$(39,233)	$(33,279)
Interest expense	3	2	3	11
Income tax (benefit) expense	(40)	355	675	1,788
Depreciation expense	1,848	3,101	4,535	5,946
Non-GAAP EBITDA	$(4,841)	$(14,643)	$(34,020)	$(25,534)
Professional fees related to Secured Convertible Notes	—	1,426	—	2,397
Change in fair value of financial instruments	312	4,272	22,673	5,024
Other expense (income), net (1)	380	(896)	547	(2,297)
Stock-based compensation	576	(188)	1,171	1,258
Non-GAAP Adjusted EBITDA	$(3,573)	$(10,029)	$(9,629)	$(19,152)
(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net cash used in operating activities	$(4,342)	$(13,776)	$(9,064)	$(23,891)
Less purchases of property and equipment	(776)	(1,392)	(2,689)	(3,334)
Non-GAAP Free Cash Flow	$(5,118)	$(15,168)	$(11,753)	$(27,225)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of June 30, 2025, we had $32.6 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $31.0 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of June 30, 2025, we had an accumulated deficit of $439.3 million, and for the six months ended June 30, 2025, we had net cash used in operating activities of $9.1 million.

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
The Secured Convertible Notes contain certain restrictive covenants, including restrictions on (i) incurring indebtedness, subject to certain exceptions (including the ability to issue additional Secured Convertible Notes; provided the aggregate principal outstanding amount does not exceed $50.0 million), (ii) creating certain liens, subject to certain exceptions, (iii) the payment of dividends or other restricted payments, (iv) the sale, transfer or otherwise conveyance of certain assets, subject to asset sale pre-payment described above, and (v) affiliate transactions.
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
On December 8, 2024, the Company entered into a Share Purchase Agreement with the purchaser party thereto, pursuant to which the Company issued in a private placement an aggregate of 3,571,429 Class A common stock to the purchaser at a purchase price of $2.80 per share. The closing of the private placement occurred on December 10, 2024 and the Company received gross proceeds of $10,000,000. The net proceeds from the offering are being used for general corporate purposes.

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

On December 20, 2024, the Company entered into a Sales Agreement with CF&Co., acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000 (the “ATM Program”). On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent under the ATM Program. On April 9, 2025, the Company entered into the Second A&R Sales Agreement with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication. No Class A common stock was sold pursuant to the ATM Program during 2024. During the six months ended June 30, 2025, the Company sold $3.1 million aggregate amount of Class A common stock under the ATM Program, leaving an aggregate of $46.9 million remaining under the ATM Program.

On April 15, 2025, the Company entered into the Securities Purchase Agreement with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in the Registered Direct Offering, 6,451,612 shares of the

Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $20 million, before deducting the placement agent’s fees and estimated offering expenses payable by the Company. Closing of the Registered Direct Offering occurred on April 16, 2025. See Note 1 (Nature of the Business and Basis of Presentation) of this Report for further details.
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

Cash Flows Summary
The following table summarizes our cash flow information for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(in thousands of U.S. dollars)	2025	2024
Net cash flows:
Net cash flows used in operating activities	$(9,064)	$(23,891)
Net cash flows used in investing activities	(2,689)	(3,320)
Net cash flows provided by financing activities	21,430	27,361
Net change in cash, cash equivalents and restricted cash	$9,677	$150
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
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Six Months Ended June 30,
	2025	2024
Net loss	$(39,233)	$(33,279)
Adjustments for the impact of non-cash items (1)	27,209	12,813
Net loss adjusted for the impact of non-cash items	(12,024)	(20,466)
Changes in assets and liabilities
Accounts receivable(2)	1,534	(992)
Prepaid expenses and other current assets(3)	1,251	(2,362)
Accounts payable(4)	(536)	2,683
Other(5)	711	(2,754)
Net cash used in operating activities	$(9,064)	$(23,891)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, changes in foreign currency and others.
(2)The change is primarily due to timing of payments and improved collection of our accounts receivable.
(3)The change is primarily due to lower prepaid insurance costs.
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
Net cash used in investing activities $2.7 million for the six months ended June 30, 2025, was down slightly compared to $3.3 million for the six months ended June 30, 2024. Cash control measures implemented in 2023 limited the number of launches in both periods.

Cash Flows Provided by (used in) Financing Activities
Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $27.4 million for the six months ended June 30, 2024, which resulted primarily from proceeds from stock issuances under the Registered Direct Offering, ATM Program and proceeds from exercise of stock options in the six months ended June 30, 2025, as discussed above.
Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at June 30, 2025 and December 31, 2024.
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

There have been no material changes to our critical accounting policies and estimates in the three months ended June 30, 2025. For more information, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.
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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 23, 2025, Mr. Emiliano Kargieman, the Chief Executive Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934. Mr. Kargieman’s Rule 10b5-1 Trading Plan, which has a term expiring on September 10, 2026, provides for the sale of up to 2,000,000 shares of the Company’s common stock pursuant to the terms of the plan. During the quarter ended June 30, 2025, none of our other directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Second Amended and Restated Sales Agreement, dated April 9, 2025, by and among Satellogic Inc., Cantor Fitzgerald & Co. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 10, 2025 (file no. 001-41247)).

10.2
Securities Purchase Agreement, dated April 15, 2025, by and among Satellogic Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2025 (file no. 001-41247)).

10.3
Placement Agent Agreement, dated April 15, 2025, by and between Satellogic Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 15, 2025 (file no. 001-41247)).

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
August 12, 2025

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer