Form 10-Q
period 2025-09-30
Satellogic Inc.
filed 2025-11-10
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

As of October 31, 2025, there were 124,884,514 shares of Class A common stock and 10,582,641 shares of Class B common stock outstanding.

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

•risks related to certain minimum service requirements in our customer contracts;

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

•risks related to the capital-intensive nature of our business and our ability to raise adequate capital to finance our business strategies;

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
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, as well as Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and our other filings with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company can give no assurance that it will achieve its expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars, except share and per share amounts)	2025	2024	2025	2024
Revenue	$3,633	$2,817	$11,460	$9,646
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,171	1,228	3,597	3,782
Selling, general and administrative	6,413	6,660	18,259	25,590
Engineering	2,629	2,848	7,449	11,522
Depreciation expense	1,502	3,577	6,037	9,523
Total costs and expenses	11,715	14,313	35,342	50,417
Operating loss	(8,082)	(11,496)	(23,882)	(40,771)
Other income (expense), net
Interest income, net	272	271	734	782
Change in fair value of financial instruments	11,882	63	(10,791)	(4,961)
Other income (expense), net	14	(647)	(533)	1,650
Total other income (expense), net	12,168	(313)	(10,590)	(2,529)
Income (loss) before income tax	4,086	(11,809)	(34,472)	(43,300)
Income tax expense	(119)	(281)	(794)	(2,069)
Net income (loss) available to stockholders	$3,967	$(12,090)	$(35,266)	$(45,369)
Other comprehensive gain (loss)
Foreign currency translation gain (loss), net of tax	107	304	1,113	(44)
Comprehensive income (loss)	$4,074	$(11,786)	$(34,153)	$(45,413)

Basic net income (loss) per share for the period attributable to holders of Common Stock	$0.04	$(0.13)	$(0.35)	$(0.50)
Basic weighted-average Common Stock outstanding	105,984,243	91,200,564	101,982,971	90,738,440
Diluted net income (loss) per share for the period attributable to holders of Common Stock	$(0.02)	$(0.13)	$(0.35)	$(0.50)
Diluted weighted-average Common Stock outstanding	130,984,243	91,200,564	101,982,971	90,738,440
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$28,288	$22,493
Restricted cash	807	—
Accounts receivable, net of allowance of $22 and $148, respectively	2,586	1,464
Prepaid expenses and other current assets	3,831	3,907
Total current assets	35,512	27,864
Property and equipment, net	24,812	27,228
Operating lease right-of-use assets	6,126	877
Other non-current assets	4,424	5,722
Total assets	$70,874	$61,691
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,405	$3,754
Warrant liabilities	10,100	11,511
Earnout liabilities	1,319	1,501
Operating lease liabilities	927	363
Contract liabilities	8,109	5,871
Accrued expenses and other liabilities	10,043	11,621
Total current liabilities	32,903	34,621
Secured Convertible Notes at fair value	88,970	79,070
Operating lease liabilities	5,381	516
Other non-current liabilities	506	516
Total liabilities	127,760	114,723
Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 97,534,062 shares issued and 96,966,239 shares outstanding as of September 30, 2025 and 83,000,501 shares issued and 82,432,678 shares outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,641 shares issued and outstanding as of September 30, 2025 and 13,582,642 issued and outstanding as of December 31, 2024	—	—
Treasury stock, at cost, 567,823 shares as of September 30, 2025 and December 31, 2024	(8,603)	(8,603)
Additional paid-in capital	386,546	356,247
Accumulated other comprehensive income (loss)	542	(571)
Accumulated deficit	(435,371)	(400,105)
Total stockholders’ (deficit) equity	(56,886)	(53,032)
Total liabilities and stockholders' (deficit) equity	$70,874	$61,691
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	90,303,985	$344,144	$(8,603)	$(33)	$(283,833)	$51,675
Net loss	—	—	—	—	(15,178)	(15,178)
Other comprehensive loss	—	—	—	(137)	—	(137)
RSUs vested	227,622	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(184)	—	—	—	(184)
Stock-based compensation	—	1,446	—	—	—	1,446
Balance as of March 31, 2024	90,531,607	345,406	(8,603)	(170)	(299,011)	37,622
Net loss	—	—	—	—	(18,101)	(18,101)
Other comprehensive loss	—	—	—	(211)	—	(211)
Exercise of stock options and RSUs vested	572,480	53	—	—	—	53
Payments for withholding taxes related to the net share settlement of equity awards	—	(111)	—	—	—	(111)
Stock-based compensation	—	(188)	—	—	—	(188)
Balance as of June 30, 2024	91,104,087	$345,160	$(8,603)	$(381)	$(317,112)	$19,064
Net loss	—	—	—	—	(12,090)	(12,090)
Other comprehensive loss	—	—	—	304	—	304
Exercise of stock options and RSUs vested	300,779	87	—	—	—	87
Payments for withholding taxes related to the net share settlement of equity awards	—	(103)	—	—	—	(103)
Stock-based compensation	—	507	—	—	—	507
Balance as of September 30, 2024	91,404,866	$345,651	$(8,603)	$(77)	$(329,202)	$7,769

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) Accumulated other Comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(32,581)	(32,581)
Issuance of Common Stock under ATM Program	275,587	1,128	—	—	—	1,128
Other comprehensive loss	—	—	—	257	—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—	—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—	—	(375)
Stock-based compensation	—	595	—	—	—	595
Balance as of March 31, 2025	97,466,256	358,511	(8,603)	(314)	(432,686)	(83,092)
Net loss	—	—	—	—	(6,652)	(6,652)
Issuance of Class A Common Stock under Registered Direct Offering	6,451,612	18,769	—	—	—	18,769
Issuance of Common Stock under ATM Program	496,940	1,456	—	—	—	1,456
Other comprehensive loss	—	—	—	749	—	749
Exercise of stock options and RSUs vested	829,740	359	—	—	—	359
Payments for withholding taxes related to the net share settlement of equity awards	—	(278)	—	—	—	(278)
Stock-based compensation	—	576	—	—	—	576
Balance as of June 30, 2025	105,244,548	379,393	(8,603)	435	(439,338)	(68,113)
Net income	—	—	—	—	3,967	3,967
Issuance of Common Stock under ATM Program	1,465,889	5,357	—	—	—	5,357
Other comprehensive loss	—	—	—	107	—	107
Exercise of stock options and RSUs vested	838,443	470	—	—	—	470
Payments for withholding taxes related to the net share settlement of equity awards	—	(327)	—	—	—	(327)
Stock-based compensation	—	1,653	—	—	—	1,653
Balance as of September 30, 2025	107,548,880	$386,546	$(8,603)	$542	$(435,371)	$(56,886)

The accompanying notes are an integral part of the Consolidated Financial Statements.

(1) Accumulated other Comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024
Cash flows from operating activities:
Net loss	$(35,266)	$(45,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,037	9,523
Debt issuance costs	—	2,397
Operating lease expense	1,234	1,605
Stock-based compensation	2,824	1,765
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	7,479	3,436
Foreign exchange differences	(102)	(2,566)
Loss (gain) on disposal of property and equipment	471	(398)
Expense for estimated credit losses on accounts receivable, net of recoveries	(60)	64
Equity in net (income) loss of affiliate	(21)	1
Non-cash change in contract liabilities	(262)	(1,300)
Other, net	—	120
Changes in operating assets and liabilities:
Accounts receivable	(20)	(304)
Prepaid expenses and other current assets	2,008	(2,080)
Accounts payable	(1,475)	(4,574)
Contract liabilities	2,397	767
Accrued expenses and other liabilities	(1,626)	6,369
Operating lease liabilities	(1,053)	(1,711)
Net cash used in operating activities	(17,435)	(32,255)
Cash flows from investing activities:
Purchases of property and equipment	(4,027)	(4,335)
Other	—	14
Net cash used in investing activities	(4,027)	(4,321)
Cash flows from financing activities:
Proceeds from Secured Convertible Notes	—	30,000
Payments of debt issuance costs	—	(2,397)
Payments for withholding taxes related to the net share settlement of equity awards	(980)	(398)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	7,448	—
Proceeds from Registered Direct Offering, net of transaction costs	18,769	—
Proceeds from exercise of stock options	1,745	140
Net cash provided by financing activities	26,982	27,345
Net increase (decrease) in cash, cash equivalents and restricted cash	5,520	(9,231)
Effect of foreign exchange rate changes on cash and cash equivalents	148	2,354
Cash, cash equivalents and restricted cash - beginning of period	23,682	24,603
Cash, cash equivalents and restricted cash - end of period	$29,350	$17,726
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
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X and other rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2024 Annual Report. There were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025. The Company conducts business through one operating segment.

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

Going Concern and Liquidity

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, we evaluate whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making our assessment, we considered the Company’s current financial condition and liquidity sources including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months.

We previously disclosed circumstances that gave rise to substantial doubt about the Company's ability to continue as a going concern. We believe those conditions were resolved as a result of the Company's $90 million underwritten public offering (“Public Offering”), which closed on October 17, 2025 and resulted in net proceeds to the Company of approximately $84.9 million. See Note 17, Subsequent Events, for further detail on this public offering.

Accordingly, we believe our cash on hand following the consummation of the Public Offering will be sufficient to meet our working capital expenditure requirements for a period of at least twelve months from the end of the reporting period.
2. Summary of Significant Accounting Policies
Credit risk management
Credit risk is the risk that a counterparty fails to discharge an obligation to us. We are exposed to credit risk from financial assets including cash, cash equivalents and restricted cash held at banks, accounts receivable and other receivables.

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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of September 30, 2025, three customers accounted for 45% of accounts receivable. As of December 31, 2024, two customers accounted for 70% of our accounts receivable.

We had four customers that each accounted for more than 10% of our revenue totaling $2.5 million for the three months ended September 30, 2025 and two customers that each accounted for more than 10% of our revenue totaling $1.8 million for the three months ended September 30, 2024.

We had four customers that each accounted for more than 10% of our revenue totaling $8.6 million for the nine months ended September 30, 2025 and two customers that each accounted for more than 10% of our revenue totaling $5.5 million for the nine months ended September 30, 2024.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of September 30, 2025 due to our operating losses for the three months then ended and concluded that the asset group is not impaired.

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

Foreign Currencies
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, contracts denominated in foreign currencies and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Consolidated Statements of Operations and Comprehensive Loss (included in other (expense) income, net) and resulted in gains of $44 thousand and losses of $0.4 million during the three months ended September 30, 2025 and 2024, respectively and losses of $0.4 million and gains of $1.8 million during the nine months ended September 30, 2025 and 2024, respectively.
Leases
For the three months ended September 30, 2025 and 2024, lease expense was $0.4 million and $0.5 million, respectively and for the nine months ended September 30, 2025 and 2024, lease expense was $1.2 million and $1.6 million, respectively. The decrease in lease expense was due primarily to the 2024 termination of a facility lease in the Netherlands. Lease obligations and right of use assets increased as of September 30, 2025 compared to December 31, 2024 due primarily to new ground station antenna leases in the nine months ended September 30, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Accounts Receivable and Allowance for Credit Losses
Accounts are written off against the allowance for credit losses account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Allowance for credit losses as of beginning of year	$148	$126
Provision	(13)	123
Write offs	(66)	—
Recoveries collected	(47)	(59)
Allowance for credit losses as of end of period	$22	$190
Cash, Cash Equivalents and Restricted Cash

Restricted cash, including amounts in Other non-current assets, represents amounts pledged as guarantees for sales and lease agreements as contractually required.

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$28,288	$22,493
Restricted cash	807	—
Restricted cash included in Other non-current assets	255	1,189
Total cash, cash equivalents and restricted cash	$29,350	$23,682

Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid during the period for:
Income tax, net of refunds	$28	$—	$330	$1,974
Interest	$1,650	$1,590	$3,323	$1,601

	September 30,
	2025	2024
Supplemental cash flow information
Unpaid property and equipment included in accounts payable	$550	$1,446

Research and Development
For the three months ended September 30, 2025 and 2024 research and development expenses were $1.2 million and $1.3 million, respectively and for the nine months ended September 30, 2025, and 2024 were $3.8 million and $5.8 million, respectively. Research and development expenses are included in Engineering on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
3. Accounting Standards Updates
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is currently evaluating the impact of this guidance on its related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses, which requires a new footnote disclosure for public entities to disaggregate, in a tabular format, certain relevant expense captions on the face of the income statement that include any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and certain depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026. The ASU only affects disclosure location and format, as it does not change or remove existing expense disclosure requirements. The Company is currently evaluating the impact of this new guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), which provides guidance on applying induced conversion or extinguishment accounting to certain settlements of convertible debt that do not occur in accordance with the instrument’s preexisting terms. The ASU requires a preexisting contract approach and clarifies how to assess the form and amount of consideration for induced conversion accounting. The guidance is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets which provides a practical expedient that allows an entity to assume that current economic conditions at the balance sheet date will remain unchanged for the remaining life of the asset when measuring expected credit losses (“ECL”) on accounts receivable and certain contract assets recognized under Topic 606. The practical expedient is intended to reduce complexity for short-duration trade receivables. An entity electing this expedient is required to disclose that election. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, with earlier adoption permitted. The Company is currently evaluating the effect of the guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance for capitalizing costs related to internal-use software. The ASU removes the prescriptive, sequential project stages (preliminary project stage, application development stage, and post-implementation/operation stage) and replaces them with a "probable-to-complete recognition threshold." The ASU also clarifies that the disclosure requirements for Property, Plant, and Equipment (Topic 360) apply to all capitalized internal-use software costs, and the specific intangibles disclosures in Topic 350 are not required. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with earlier adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Clarifying the Scope of Derivatives and Noncash Consideration Received from a Customer. This ASU provides clarification in two main areas: (1) it creates a scope exception within Topic 815 for contracts with underlyings based on operational variables specific to one of the contracting parties (e.g., sales, earnings measures, or production volumes), and (2) it clarifies that the guidance in Topic 606 must be applied before the derivative or equity accounting guidance for share-based noncash consideration received from a customer. The amendments are effective for

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
4. Segment Information

The Company is organized as one operating segment, which is its reportable segment. Generally, its segment metrics are equal to the Company’s consolidated totals. The Company’s segment information is evaluated regularly by the Chief Executive Officer, who is the chief operating decision maker (“CODM”) for purposes of decisions on how to allocate resources and to assess performance. The Company determined its reportable segment using the management approach based on how the CODM evaluates the business. The CODM uses the Company’s net income (loss) to assess the performance of the Company’s operating segment and evaluates the Company’s results against forecasted results.

The Company’s operating segment derives its revenues from the sale of images via asset monitoring and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company evaluates its operations based on net income (loss). Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net income (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate accounted for by the equity method, and income tax expense. In addition to depreciation expense, other non-cash expenses include stock-based compensation disclosed on the statement of cash flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the condensed consolidated statement of cash flows and the acquisition of new operating lease right of use assets for the nine months ended September 30, 2025 and 2024 of $6.5 million and $0, respectively. Total non-current assets also include an investment in equity method investee at September 30, 2025 and December 31, 2024 of $3.8 million and $3.7 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$3,633	$2,817	$11,460	$9,646
Cost of sales excluding depreciation	(1,171)	(1,228)	(3,597)	(3,782)
Selling, general and administrative expenses	(6,413)	(6,660)	(18,259)	(25,590)
Engineering	(2,629)	(2,848)	(7,449)	(11,522)
Other segment items	10,547	(4,171)	(17,421)	(14,121)
Net income (loss)	$3,967	$(12,090)	$(35,266)	$(45,369)

Revenue by geographic area is as follows(a):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$2,369	$1,726	$8,289	$5,713
Albania	412	412	1,236	1,236
India	4	—	27	856
All Other	848	679	1,908	1,841
Total	$3,633	$2,817	$11,460	$9,646

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
5. Revenue from Contracts with Customers
During the three months ended September 30, 2025, we recognized revenue of $3.6 million, of which $0.9 million was recognized over time and $2.7 million was recognized at a point in time. During the three months ended September 30, 2024, we recognized revenue of $2.8 million, of which $0.4 million was recognized over time and $2.4 million was recognized at a point in time.

During the nine months ended September 30, 2025, we recognized revenue of $11.5 million, of which $2.5 million was recognized over time and $9.0 million was recognized at a point in time. During the nine months ended September 30, 2024, we recognized revenue of $9.6 million, of which $2.1 million was recognized over time and $7.5 million was recognized at a point in time.
In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. For the three months ended September 30, 2025 and 2024, we recognized $1.0 million and $1.4 million of revenue from this customer, respectively. For the nine months ended September 30, 2025 and 2024, we recognized $3.3 million and $4.3 million of revenue from this customer, respectively.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by business line
Asset Monitoring	$2,742	$2,405	$8,907	$7,553
Constellation as a Service ("CaaS")	412	412	1,236	1,236
Space Systems	479	—	1,317	857
Total revenue	$3,633	$2,817	$11,460	$9,646

Information about our revenue by timing is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by timing
Over time	$879	$412	$2,512	$2,092
Point-in time	2,754	2,405	8,948	7,554
Total revenue	$3,633	$2,817	$11,460	$9,646

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by geography (1)
North America	$2,441	$1,975	$8,422	$6,154
Europe	630	501	1,564	1,582
Asia Pacific	447	338	1,214	1,903
South America	115	3	260	7
Total revenue	$3,633	$2,817	$11,460	$9,646
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	September 30,	December 31,
	2025	2024
Current	$8,109	$5,871
During the nine months ended September 30, 2025, we recognized revenue of $3.0 million that was included as a contract liability as of December 31, 2024. During the nine months ended September 30, 2024, we recognized revenue of $3.4 million that was included as a contract liability as of December 31, 2023. The increase in contract liabilities in the nine months ended September 30, 2025 was primarily due to collections from a new customer for performance obligations that will be satisfied during 2025. Total unused credits related to the non-cash agreement described above included in contract liabilities at September 30, 2025, and December 31, 2024 were $1.1 million and $1.4 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the nine months ended September 30, 2025 or 2024.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for the remaining performance obligations as of September 30, 2025 related to non-cancellable contracts longer than 12 months in duration that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$7,567	$6,227	$8,400	$24,600
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2024	$8,012	$471	$3,028	$11,511
Change in fair value of financial instruments	(1,138)	(134)	(139)	(1,411)
As of September 30, 2025	$6,874	$337	$2,889	$10,100

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Liberty Warrants and Liberty Advisory Fee Warrant

On January 18, 2022, the Company and CF V entered into the Liberty Subscription Agreement with an investor (the “Liberty Investor”). The Company agreed to issue and sell to the Liberty Investor (i) 20,000,000 shares of Class A common stock (the “Liberty Shares”), (ii) a warrant to purchase up to 5,000,000 shares of Class A common stock at an exercise price of $10.00 per share (the “$10.00 Liberty Warrant”), and (iii) a warrant to purchase up to 15,000,000 shares of Class A common stock at an exercise price of $15.00 per share (the “$15.00 Liberty Warrant”, and together with the $10.00 Liberty Warrant, the “Liberty Warrants”), in a private placement for an aggregate purchase price of $150.0 million. The transaction closed on February 10, 2022 (the transaction collectively, the “Liberty Investment”).

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
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $6.9 million as of September 30, 2025. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

In 2022, Pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $0.3 million as of September 30, 2025. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. The $8.63 Warrants had a fair value of $2.9 million as of September 30, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2024	$1,501
Change in fair value of financial instruments	(182)
As of September 30, 2025	$1,319
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the nine months ended September 30, 2025. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	September 30,	December 31,
		2025	2024
Satellites and other equipment	3-5	$29,945	$30,668
Satellites under construction	Not applicable	16,677	14,458
Leasehold improvements	5-10	3,010	2,901
Other property and equipment	3-10	4,160	4,307
Total property and equipment		53,792	52,334
Less: Accumulated depreciation		(28,980)	(25,106)
Property and equipment, net		$24,812	$27,228

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.
Information related to our property and equipment and operating lease ROU assets by geography is as follows:

	September 30,	December 31,
	2025	2024
Uruguay	$30,576	$26,833
Argentina	334	392
Spain	21	746
Other countries	7	134
Total (1)	$30,938	$28,105
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses	$1,852	$2,892
Officina Stellare S.p.A. (“OS”) Warrants	1,243	322
Advances to suppliers	96	138
Other current assets	640	555
Total	$3,831	$3,907

Accrued Expenses and Other Liabilities

	September 30,	December 31,
	2025	2024
Accrued expenses and other liabilities
Payroll and benefits payable	$902	$2,286
Advisory Fee payable	7,500	7,500
Other taxes payable	1,641	1,835
Other	506	516
Total	$10,549	$12,137

Total current	$10,043	$11,621
Total non-current	$506	$516
Interest Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income, net
Interest expense (1)	$(9)	$(65)	$(12)	$(76)
Other finance costs	—	55	—	—
Interest income	281	281	746	858
Total	$272	$271	$734	$782

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

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total loss before income tax	$4,086	$(11,809)	$(34,472)	$(43,300)
Income tax expense	$119	$281	$794	$2,069
Effective tax provision rate	2.9%	(2.4%)	(2.3%)	(4.8%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the nine months ended September 30, 2025 and 2024 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to assess the potential impacts on its consolidated financial position, results of operations and cash flows.
11. Stock-based Compensation
A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2024	3,234,296	$1.50	4.55
Granted	—	—
Forfeited	(1,178)	8.55
Exercised	(1,888,515)	0.92
Expired	(2,025)	8.22
Outstanding at September 30, 2025	1,342,578	$2.27	5.01
Exercisable at September 30, 2025	1,342,096	$2.27	5.01
A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2024	2,893,396	$1.40
Granted during the year	2,059,382	3.54
Forfeited during the year	(302,284)	2.12
Vested during the year (1)	(1,365,017)	1.44
Outstanding unvested RSUs at September 30, 2025	3,285,477	$2.66

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
(1) The issuance of Class A common stock was deferred, as elected by the grantees, for 410,000 and 264,516 RSUs that vested during the nine months ended September 30, 2025 and 2024, respectively.
12. Net Income (Loss) Per Share
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
Basic and diluted net income (loss) per share attributable to common stockholders is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to holders of Common Stock	$3,967	$(12,090)	$(35,266)	$(45,369)
Basic weighted-average shares of Common Stock outstanding	105,984,243	91,200,564	101,982,971	90,738,440
Basic net income (loss) per share for the period attributable to holders of Common Stock	$0.04	$(0.13)	$(0.35)	$(0.50)
Effect of dilutive securities:
Adjustment to numerator - Change in fair value of Secured Convertible Notes	$(7,099)	$—	—	—
Dilutive numerator	$(3,132)	$(12,090)	$(35,266)	$(45,369)
Diluted weighted-average Common Stock outstanding	130,984,243	91,200,564	101,982,971	90,738,440
Diluted net income (loss) per share for the period attributable to holders of Common Stock	$(0.02)	$(0.13)	$(0.35)	$(0.50)
Additionally, the following securities were not included in the quarter-to-date or year-to-date computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants	49,184,815	49,184,915	49,184,815	49,184,915
Sponsor earnout shares	1,775,962	1,775,962	1,775,962	1,775,962
Stock options	1,342,578	4,138,636	1,342,578	4,138,636
Restricted stock units	3,285,477	3,209,298	3,285,477	3,209,298
Shares convertible from Secured Convertible Notes	—	25,000,000	25,000,000	25,000,000
Total	55,588,832	83,308,811	80,588,832	83,308,811

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of September 30, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$1,243
Liabilities
$8.63 Warrants liability	$2,889	$—	$—
PIPE Warrant liability	—	—	337
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	6,874
Total Warrant Liabilities	$2,889	$—	$7,211
Sponsor Earnout liability	$—	$—	$1,319
Secured Convertible Notes	$—	$—	$88,970

As of December 31, 2024	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$322
Liabilities
$8.63 Warrants liability	$3,028	$—	$—
PIPE Warrant liability	—	—	471
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	8,012
Total Warrant Liabilities	$3,028	$—	$8,483
Sponsor Earnout Liability	$—	$—	$1,501
Secured Convertible Notes	$—	$—	$79,070
The following methods and assumptions were used to estimate the fair values at September 30, 2025:
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
◦Time to expiry: 0.25 years
◦Volatility: 33.4%
◦Risk free rate of return: 4.0%

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
◦Time to expiry: 1.3 years
◦Volatility: 90%
◦Risk free rate of return: 3.6%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.4 years
◦Volatility: 90.0%
◦Risk free rate of return: 3.6%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 1.3 years
◦Volatility: 90%
◦Risk free rate of return: 3.6%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $59.0 million at September 30, 2025. Inputs used for the fair value measurement include:
◦Credit spread: 24.21% to 36.71%
◦Volatility: 60%
◦Risk free rate of return: 3.6%

Changes in the fair value of Level 3 assets during the three months ended September 30, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	828
Foreign currency translation adjustment	93
At September 30, 2025	$1,243
(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the nine months ended September 30, 2025.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 liabilities during the nine months ended September 30, 2025 and 2024 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At December 31, 2023	$2,017	$97	$419	$—
Issues	—	—	—	30,000
Interest payments	—	—	—	(1,525)
Remeasurement (gain)/loss(1)	(1,242)	(61)	(266)	6,875
At September 30, 2024	$775	$36	$153	35,350

At December 31, 2024	$8,012	$471	$1,501	$79,070
Interest payments	—	—	—	(3,312)
Remeasurement (gain)/loss(1)	(1,138)	(134)	(182)	13,212
At September 30, 2025	$6,874	$337	$1,319	$88,970
(1) Recognized in Change in fair value of financial instruments of the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the nine months ended September 30, 2025 and 2024, respectively.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2025 or 2024.

14. Related Parties

See description of transactions with CF&Co. and Liberty Investment as part of the Merger Transaction described in Note 4. (Reverse Recapitalization) of our 2024 Annual Report. Also see the description of the transactions involving CF&Co. described in Note 1 (Nature of the Business and Basis of Presentation) of this Report.
We made purchases totaling $0.7 million and $0.8 million from our equity method investee, OS, in the nine months ended September 30, 2025 and 2024, respectively and there was $0.4 million owed to OS and included in Accounts payable at September 30, 2025.

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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
15. Secured Convertible Notes

Secured Convertible Notes as of September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
	2025	2024
Secured Convertible Notes	$88,970	$79,070

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchaser, pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.36% as of September 30, 2025), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

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

In connection with the offering of the Secured Convertible Notes, the Company also entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
Fair value option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the statement of operations and comprehensive loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at September 30, 2025 and December 31, 2024 includes accrued interest of $0.1 million and $1.0 million, respectively.
16. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of September 30, 2025 and December 31, 2024, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to December 31, 2024. Future purchase commitments under noncancelable launch service contracts as of September 30, 2025 for the year ending December 31, 2025 consisted of approximately $0.2 million and total commitments are $10.4 million through 2028.

17. Subsequent Events

Underwritten Offering

On October 15, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with CF&Co., as representative of the underwriters named therein, in connection with an underwritten public offering of 27,692,308 shares of the Company’s Class A common stock, par value $0.0001 per share, at a public offering price of $3.25 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 4,153,846 additional shares.

The gross proceeds to the Company from the offering were approximately $90 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. All of the shares were sold by the Company. The offering closed on October 17, 2025.

ATM Program Update

On October 16, 2025, the Company decreased the amount of Class A Common Stock issuable pursuant to the ATM Program to a maximum of up to an aggregate of $15 million of shares of Class A Common Stock (exclusive of shares previously sold under the program).

Liberty Advisory Fee Payment

On October 23, 2025, the Company paid a $7.5 million advisory fee to the Liberty Investor in accordance with the Liberty Subscription Agreement. The $7.5 million advisory fee is included in accrued expenses and other liabilities in the Condensed Consolidated Financial Statements. For more information, see the description of the Liberty Investment as part of the Merger Transaction described in Note 4. (Reverse Recapitalization) of our 2024 Annual Report.

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

Company Overview

Founded in 2010 by Emiliano Kargieman and Gerardo Richarte, Satellogic is the first vertically integrated geospatial company, driving real outcomes with planetary-scale insights. Satellogic has built a scalable, fully automated EO platform with the ability, when scaled, to remap the entire planet with an optimal balance of frequency and resolution at unprecedented unit economics, providing accessible and affordable solutions for our customers.

Satellogic’s mission is to democratize access to geospatial data through its information platform of high-resolution images to help solve the world’s most pressing problems including climate change, energy supply, and food security. Using its patented Earth imaging technology, Satellogic seeks to unlock the power of EO to deliver high-quality, planetary insights at unparalleled value. With more than a decade of experience in space and over 150 years of flight heritage, Satellogic has proven technology and a strong track record of delivering satellites to orbit and high-resolution data to customers at the right price point.

We believe our unmatched capacity and scale, our cost leadership and technical superiority, and our non-ITAR (International Traffic in Arms Regulations) design provides us with key competitive advantages.

Unmatched Capacity and Scale
Today’s EO data market is supply-constrained with customers demanding more data at lower costs. With 20 operational commercial satellites in orbit as of September 30, 2025, we have one of the largest high-resolution constellations commercially available with the ability to significantly leverage existing, in-orbit capabilities as capacity and cost champions.

Radical Cost Leadership and Technical Superiority
We produce and launch our satellites for less than one-tenth the cost of our competitors, which is achieved through our vertical integration, in-house manufacturing and an AI-first design philosophy optimized for low mass and rapid production. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities located in a free-trade zone in Montevideo, Uruguay. Additionally, our patent-protected camera design allows us to capture approximately 10x more imagery than our competitors, on average, resulting in 100x better unit economics, at minimum, than our industry peers. With our industry-leading unit economics, taken together with the resolution and frequency we are able to deliver, we believe Satellogic is uniquely positioned to drive a meaningful expansion of today’s EO market with actionable data.

Non-ITAR Design
We are a U.S.-incorporated company operating without the heavy burden of export controls based on our non-ITAR design and our principal manufacturing location in Montevideo, Uruguay. This allows us to provide unique, disruptively-priced sovereign and defense solutions rapidly with technology and knowledge transfer resulting in local manufacturing capabilities and in-orbit flight heritage.

Our Strategy
Our strategy is focused along three distinct business lines: Asset Monitoring (including Constellation as a Service “CaaS”), Space Systems, and the new Searchable Earth business line. These business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.

We expect the Asset Monitoring business, including our CaaS business, will continue to represent the most predictable revenue stream, and we anticipate that it will be among the primary drivers of the business going forward. As the capacity and cost champions for high resolution imagery, we offer our customers flexible monitoring and multiple captures per day at low latency. With the capabilities and capacity we have in orbit today, we can support a growing number of customers around the world.

Our Space Systems business offers unique solutions to sovereign customers or local partners with their own EO capabilities and in-orbit flight heritage at a disruptive price by leveraging our vertical integration and non-ITAR design. With rapid technology and knowledge transfer, typically in three to five months, our customers own, assemble and integrate their own satellites with operational support provided by us in their local AIT (Assembly Integration and Test) facility. We anticipate our Asset Monitoring line of business will augment the capabilities of many of the Space Systems customers.

Our Searchable Earth, AI-First constellation reflects our newest line of business,anchored by our previously announced $30 million customer contract that will fund the development of this capability expected to launch in 2027. We expect to leverage AI-powered, on-orbit analytics through Searchable Earth to deliver frequent and near real-time global broad area monitoring to enterprise and national security customers and power the next generation of AI-modeled geospatial intelligence. In particular, through Searchable Earth, we expect government, defense and intelligence customers will be able to shift from reactive monitoring to proactive intelligence, enabling the identification of emerging threats and anticipating future events, while enterprise customers will be provided foundational data intelligence for their specific use cases where alternative sources of data are currently being used that are difficult to scale and comparatively expensive. Accordingly, we believe Searchable Earth will be a disruptive solution driven by our unique combination of radical unit economics and vertical integration.

Recent Developments

On November 3, 2025, the Company announced the appointment of Jeff Kerridge as Senior Vice President of Global Sales. A seasoned executive with more than 35 years of experience across the geospatial, defense and intelligence (D&I) sectors, Kerridge will lead Satellogic’s worldwide sales strategy and customer growth initiatives as the company enters a new phase of global expansion.

On October 15, 2025, the Company entered into an Underwriting Agreement with CF&Co., as representative of the underwriters named therein, in connection with an underwritten public offering of 27,692,308 shares of the Company’s Class A common stock, par value $0.0001 per share, at a public offering price of $3.25 per share.

Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 4,153,846 additional shares of Class A common stock.

The gross proceeds to the Company from the offering are $90 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. All of the shares are being sold by the Company. The offering closed on October 17, 2025.

On October 13, 2025, we introduced our newest high-resolution satellite platform, NexGen, which is designed to meet global demand for sovereign space capabilities and builds on the Company’s NewSat satellite architecture.

On September 3, 2025, we entered into a strategic, multi-year partnership with Suhora Technologies Private Limited (“Suhora”), a leading provider of dual-use ISR technologies. The agreement grants Suhora exclusive rights to provide our data and services in India and Nepal.

On August 4, 2025, we entered into an expanded agreement with High Earth Orbit Robotics Pty Ltd. (“HEO”), the world’s leading commercial provider of non-Earth imagery (“NEI”) for in-orbit inspection. Under this new agreement, HEO receives exclusive access to our high-resolution constellation for capturing NEI.
Key Factors Affecting Operating Results
We believe our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges. Although our industry is highly competitive, we believe that we have advantages that revolve around unit economics, design and technology, a vertically integrated structure, and an efficient build-to-launch cycle. Our success in marketing these advantages to win new customers and convert our pipeline of potential contracts into revenue will largely determine the extent of our financial success.

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
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of September 30, 2025 and December 31, 2024, and for the three and nine months then ended (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
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
Change in fair value of financial instruments
Our Secured Convertible Notes, warrant liabilities, earnout liabilities and OS warrants are subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of these liabilities are recorded to Change in fair value of financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Since our Secured Convertible Notes are valued utilizing the fair value option, interest expense on the Secured Convertible Notes is also included.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to assess the potential impacts on its consolidated financial position, results of operations and cash flows.

Results of Operations
Comparison of Results for the three months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024.

(in thousands of US dollars)	Three Months Ended September 30,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$3,633	$2,817	$816	29%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	1,171	1,228	(57)	(5)%
Selling, general and administrative	6,413	6,660	(247)	(4)%
Engineering	2,629	2,848	(219)	(8)%
Depreciation expense	1,502	3,577	(2,075)	(58)%
Total costs and expenses	11,715	14,313	(2,598)	(18)%
Operating loss	(8,082)	(11,496)	3,414	(30)%
Other income (expense), net
Interest income, net	272	271	1	—%
Change in fair value of financial instruments	11,882	63	11,819	18760%
Other income (expense), net	14	(647)	661	(102)%
Total other income (expense), net	12,168	(313)	12,481	(3988)%
Income (loss) before income tax	4,086	(11,809)	15,895	(135)%
Income tax expense	(119)	(281)	162	(58)%
Net income (loss)	$3,967	$(12,090)	$16,057	(133)%

Revenue
During the three months ended September 30, 2025, revenue increased $0.8 million, or 29% to $3.6 million from $2.8 million for the three months ended September 30, 2024, driven primarily by a $0.5 million increase in revenue generated from the Space Systems business line and a $0.3 million increase in imagery ordered by new and existing Asset Monitoring customers. Revenue for the three months ended September 30, 2025 included $2.7 million attributable to our Asset Monitoring line of business, $0.5 million attributable to our Space Systems line of business, and $0.4 million attributable to our CaaS line of business compared to $2.4 million, $0.0 million and $0.4 million, respectively, in the prior year.
Cost of sales
Cost of sales, exclusive of depreciation, decreased $57 thousand, or 5%, to $1.2 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. The decrease was driven primarily by lower cloud services costs, partially offset by higher antenna lease costs.

Selling, general and administrative expenses

	Three Months Ended September 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Professional fees	940	2,174	(1,234)	(57)%
Stock-based compensation	1,420	445	975	219%
Salaries, wages, and other benefits	2,034	2,357	(323)	(14)%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(11)	75	(86)	(115)%
Insurance	265	449	(184)	(41)%
Software expenses	1,315	1,292	23	2%
Other administrative expenses	450	(132)	582	(441)%
Total	$6,413	$6,660	$(247)	(4)%

Selling, general and administrative expenses decreased $0.3 million, or 4%, to $6.4 million during the three months ended September 30, 2025, from $6.7 million for the three months ended September 30, 2024. The decrease was driven primarily by a $1.2 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement that was fully accrued in 2024. The decrease was also driven by decreases in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and a decrease in insurance and other expense reductions resulting from cash control measures during 2024. These decreases were partially offset by a $1.0 million increase in stock-based compensation primarily from a broadened pool of employees receiving stock-based compensation in 2025 and forfeitures related to the workforce reductions in 2024.
Engineering expenses

	Three Months Ended September 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$1,746	$2,137	$(391)	(18)%
Stock-based compensation	233	62	171	276%
Professional fees	97	89	8	9%
Software expenses	162	171	(9)	(5)%
Other	391	$389	2	1%
Total	$2,629	$2,848	$(219)	(8)%

Engineering expenses decreased $0.2 million, or 8%, to $2.6 million for the three months ended September 30, 2025 from $2.8 million for the three months ended September 30, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024. These decreases were partially offset by an increase in stock-based compensation primarily from a broadened pool of employees receiving stock-based compensation in 2025 and forfeitures related to the workforce reductions made in 2024, which reduced expense in 2024.
Depreciation expense
Depreciation expense decreased by $2.1 million, or 58%, to $1.5 million for the three months ended September 30, 2025, as compared to $3.6 million for the three months ended September 30, 2024. The decrease was due primarily to a reduction in the number of satellites with depreciable useful lives, as nine satellites became fully depreciated since the third quarter of 2024.

Interest income, net
Interest income, net remained flat for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Change in fair value of financial instruments
The positive change in fair value of financial instruments of $11.8 million was related to net gains on our financial instruments of $11.9 million for the three months ended September 30, 2025, compared to net gains of $0.1 million for the three months ended September 30, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant and earnout liabilities, which were impacted by the decrease in our Class A common stock trading price during the three months ended September 30, 2025. This decrease in our stock price was more significant in the three months ended September 30, 2025, compared to the same period in 2024. Additionally, the remeasurement of the fair value of OS warrants also resulted in a gain during the three months ended September 30, 2025, due primarily to the increase in the underlying OS stock price.
Other income (expense), net
Other income (expense), net increased $0.7 million, or 102%, to $14 thousand of income for the three months ended September 30, 2025, compared to $0.6 million of expense for the three months ended September 30, 2024. The net increase in income was driven primarily by foreign currency exchange net gains for the three months ended September 30, 2025 compared to foreign currency exchange net losses in the three months ended September 30, 2024.
Income tax expense
Income tax expense decreased by $0.2 million, or 58%, to an expense of $0.1 million for the three months ended September 30, 2025, from expense of $0.3 million for the three months ended September 30, 2024. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in the prior period.

Results of Operations
Comparison of Results for the nine months ended September 30, 2025 and 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024.

(in thousands of US dollars)	Nine Months Ended September 30,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$11,460	$9,646	$1,814	19%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	3,597	3,782	(185)	(5)%
Selling, general and administrative	18,259	25,590	(7,331)	(29)%
Engineering	7,449	11,522	(4,073)	(35)%
Depreciation expense	6,037	9,523	(3,486)	(37)%
Total costs and expenses	35,342	50,417	(15,075)	(30)%
Operating loss	(23,882)	(40,771)	16,889	(41)%
Other (expense) income, net
Interest income, net	734	782	(48)	(6)%
Change in fair value of financial instruments	(10,791)	(4,961)	(5,830)	118%
Other (expense) income, net	(533)	1,650	(2,183)	(132)%
Total other (expense) income, net	(10,590)	(2,529)	(8,061)	319%
Loss before income tax	(34,472)	(43,300)	8,828	(20)%
Income tax expense	(794)	(2,069)	1,275	(62)%
Net loss	$(35,266)	$(45,369)	$10,103	(22)%

Revenue
During the nine months ended September 30, 2025, revenue increased $1.8 million, or 19% to $11.5 million from $9.6 million for the nine months ended September 30, 2024, driven primarily by a $1.4 million increase in imagery ordered by new and existing Asset Monitoring customers. Revenue for the nine months ended September 30, 2025 included $8.9 million attributable to our Asset Monitoring line of business, $1.3 million attributable to our Space Systems line of business, and $1.2 million attributable to our CaaS line of business compared to $7.6 million, $0.9 million and $1.2 million, respectively, in the prior year.
Cost of sales
Cost of sales, exclusive of depreciation, decreased $0.2 million, or 5%, to $3.6 million for the nine months ended September 30, 2025 from $3.8 million for the nine months ended September 30, 2024. The decrease was driven primarily by lower cloud services costs and Space Systems costs, partially offset by higher leased antenna costs and ground station costs.
Selling, general and administrative expenses

	Nine Months Ended September 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Professional fees related to Secured Convertibles Notes	$—	$2,397	$(2,397)	(100)%
Professional fees	3,621	6,808	(3,187)	(47)%
Stock-based compensation	2,460	1,510	950	63%
Salaries, wages, and other benefits	6,126	8,608	(2,482)	(29)%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(60)	63	(123)	(195)%
Insurance	849	1,406	(557)	(40)%
Software Expenses	3,865	3,985	(120)	(3)%
Other administrative expenses	1,398	813	585	72%
Total	$18,259	$25,590	$(7,331)	(29)%

Selling, general and administrative expenses decreased $7.3 million, or 29%, to $18.3 million during the nine months ended September 30, 2025, from $25.6 million for the nine months ended September 30, 2024. The decrease was driven primarily by a $3.2 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement that was fully accrued in 2024 and $2.4 million of professional fees related to the Secured Convertible Notes in 2024, partially offset by professional fees related to the Domestication in 2025. The decrease was also partially driven by decreases in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from cash control measures during 2024. These increases were partially offset by an increase in stock-based compensation that was driven primarily from forfeitures related to the workforce reductions in 2024.
Engineering expenses

	Nine Months Ended September 30,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$5,270	$8,529	$(3,259)	(38)%
Stock-based compensation	364	255	109	43%
Professional fees	287	695	(408)	(59)%
Software expenses	514	534	(20)	(4)%
Other	1,014	$1,509	(495)	(33)%
Total	$7,449	$11,522	$(4,073)	(35)%

Engineering expenses decreased $4.1 million, or 35%, to $7.4 million for the nine months ended September 30, 2025 from $11.5 million for the nine months ended September 30, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce reductions in 2024. The decrease was also partially driven by other expense reductions resulting from cash control measures during 2024, including the termination of our high-throughput plant lease in the Netherlands.
Depreciation expense
Depreciation expense decreased by $3.5 million, or 37%, to $6.0 million for the nine months ended September 30, 2025, as compared to $9.5 million for the nine months ended September 30, 2024. The decrease was due primarily to a reduction in the number of satellites with depreciable useful lives, as nine satellites became fully depreciated since the third quarter of 2024.

Interest income, net
Interest income, net remained flat for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Change in fair value of financial instruments
The negative change in fair value of financial instruments of $5.8 million was related to net losses on our financial instruments of $10.8 million for the nine months ended September 30, 2025, compared to net losses of $5.0 million for the nine months ended September 30, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant and earnout liabilities primarily impacted by the rise in trading price of our Class A common stock primarily in the first quarter of 2025, partially offset by the effect of a decrease in the trading price of our Class A common stock in the third quarter of 2025. These losses were also partially offset by a gain in the value of our OS warrants we hold due primarily to the rise in the underlying OS stock price during the nine months ended September 30, 2025.
Other (expense) income, net
Other (expense) income, net decreased $2.2 million, or 132%, to $0.5 million of expense for the nine months ended September 30, 2025, compared to $1.7 million of income for the nine months ended September 30, 2024. The decrease was driven primarily by foreign currency exchange net losses for the nine months ended September 30, 2025 compared to foreign currency exchange net gains in the nine months ended September 30, 2024.
Income tax expense
Income tax expense decreased by $1.3 million, or 62%, to $0.8 million for the nine months ended September 30, 2025, from $2.1 million for the nine months ended September 30, 2024. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in the prior period and only interest was accrued in the current period.
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
We define Non-GAAP EBITDA as net loss excluding interest, income taxes, depreciation and amortization. We did not incur amortization expense during the three and nine months ended September 30, 2025 and 2024.
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
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net income (loss) available to stockholders	$3,967	$(12,090)	$(35,266)	$(45,369)
EBITDA (non-GAAP)	5,597	(8,167)	(28,423)	(33,701)
Adjusted EBITDA (non-GAAP)	(4,646)	(7,076)	(14,275)	(26,228)
Net cash used in operating activities	(8,371)	(8,364)	(17,435)	(32,255)
Free Cash Flow (non-GAAP)	(9,709)	(9,365)	(21,462)	(36,590)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net income (loss) available to stockholders	$3,967	$(12,090)	$(35,266)	$(45,369)
Interest expense	9	65	12	76
Income tax expense	119	281	794	2,069
Depreciation expense	1,502	3,577	6,037	9,523
Non-GAAP EBITDA	$5,597	$(8,167)	$(28,423)	$(33,701)
Professional fees related to Secured Convertible Notes	—	—	—	2,397
Change in fair value of financial instruments	(11,882)	(63)	10,791	4,961
Other expense (income), net (1)	(14)	647	533	(1,650)
Stock-based compensation	1,653	507	2,824	1,765
Non-GAAP Adjusted EBITDA	$(4,646)	$(7,076)	$(14,275)	$(26,228)

(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024	2025	2024
Net cash used in operating activities	$(8,371)	$(8,364)	$(17,435)	$(32,255)
Less purchases of property and equipment	(1,338)	(1,001)	(4,027)	(4,335)
Non-GAAP Free Cash Flow	$(9,709)	$(9,365)	$(21,462)	$(36,590)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of September 30, 2025, we had $28.3 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $30.1 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of September 30, 2025, we had an accumulated deficit of $435.4 million, and for the nine months ended September 30, 2025, we had net cash used in operating activities of $17.4 million.

We continue to maintain cost and spending control measures which were implemented in the second quarter of 2024, including controlling growth in our workforce to preserve liquidity.
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
In connection with the offering of the Secured Convertible Notes, the Company also entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
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

On December 20, 2024, the Company entered into a Sales Agreement with CF&Co., acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000 (the “ATM Program”). On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent under the ATM Program. On April 9, 2025, the Company entered into the Second A&R Sales Agreement with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication. No Class A common stock was sold pursuant to the ATM Program during 2024. During the nine months ended September 30, 2025, the Company sold $8.7 million aggregate amount of Class A common stock under the ATM Program. On October 16, 2025, the Company decreased the amount of Class A common stock offered pursuant to the ATM Program, such that the Company offered up to an aggregate of $15 million of shares of Class A common stock pursuant to the ATM Program from and after the sale thereof, not including the shares of Class A common stock previously sold.

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

On October 15, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with CF&Co., as representative of the underwriters named therein, in connection with an underwritten public offering of 27,692,308 shares of the Company’s Class A common stock, par value $0.0001 per share, at a public offering price of $3.25 per share.

Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 4,153,846 additional shares of Class A common stock. The gross proceeds to the Company from the offering are $90 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. All of the shares were sold by the Company. The offering closed on October 17, 2025.
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
We previously disclosed circumstances that gave rise to substantial doubt about our ability to continue as a going concern. As of October 17, 2025, we believe those conditions were resolved as a result of our underwritten offering of Class A common stock. Accordingly, we believe our cash on hand following the consummation of the Public Offering will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the end of the reporting period. Our future capital requirements may vary materially from those currently planned and it will depend primarily on our ability to generate sufficient revenue to achieve profitability. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.
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

Cash Flows Summary
The following table summarizes our cash flow information for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(in thousands of U.S. dollars)	2025	2024
Net cash flows:
Net cash flows used in operating activities	$(17,435)	$(32,255)
Net cash flows used in investing activities	(4,027)	(4,321)
Net cash flows provided by financing activities	26,982	27,345
Net change in cash, cash equivalents and restricted cash	$5,520	$(9,231)
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
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Nine Months Ended September 30,
	2025	2024
Net loss	$(35,266)	$(45,369)
Adjustments for the impact of non-cash items (1)	17,600	14,647
Net loss adjusted for the impact of non-cash items	(17,666)	(30,722)
Changes in assets and liabilities
Accounts receivable(2)	(20)	(304)
Prepaid expenses and other current assets(3)	2,008	(2,080)
Accounts payable(4)	(1,475)	(4,574)
Other(5)	(282)	5,425
Net cash used in operating activities	$(17,435)	$(32,255)
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
Net cash used in investing activities $4.0 million for the nine months ended September 30, 2025, was down slightly compared to $4.3 million for the nine months ended September 30, 2024. Cash control measures implemented in 2023 limited the number of launches in both periods.

Cash Flows Provided by (used in) Financing Activities
Net cash provided by financing activities was $27.0 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $27.3 million for the nine months ended September 30, 2024, which resulted primarily from proceeds from stock issuances under the Registered Direct Offering, ATM Program and proceeds from exercise of stock options in the nine months ended September 30, 2025, as discussed above.
Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at September 30, 2025 and December 31, 2024.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of our Condensed Consolidated Financial Statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, impairment of assets, fair value of financial instruments, and income taxes. Actual results may differ materially from these estimates under different assumptions and conditions.

There have been no material changes to our critical accounting policies and estimates in the three months ended September 30, 2025. For more information, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.
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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of our other directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
November 10, 2025

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)