Form 10-K
period 2025-12-31
Satellogic Inc.
filed 2026-03-19
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-41247
__________________________
Satellogic Inc.
(Exact name of Registrant as specified in its charter)
__________________________

Delaware	98-1845974
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 Delburg Street

Davidson,	North Carolina	28036

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(704)	802-2041
__________________________
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SATL	The Nasdaq Capital Market
Warrants	SATLW	The Nasdaq Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards† provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting over Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If this is an annual report, indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $176,744,176 based on the closing sales price as reported on the Nasdaq Capital Market.

As of March 13, 2026, there were 132,475,998 shares of Class A common stock, 10,582,641 shares of Class B common stock, and 49,184,815 warrants to purchase Class A common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
“CF V” means CF Acquisition Corp. V, a Delaware corporation, now known as “Satellogic V. Inc.”
“CF&Co.” means Cantor Fitzgerald & Co., a New York general partnership and an affiliate of the Sponsor.
“CF Securities” means Cantor Fitzgerald Securities, a New York general partnership and an affiliate of the Sponsor.
“Class A common stock” means Class A common stock, par value $0.0001 per share.
“Class B common stock” means Class B common stock, par value $0.0001 per share.
“Closing” means the closing of the Merger.
“Code” means the Internal Revenue Code of 1986, as amended.
“Company” means Satellogic Inc.
“Columbia Loan” means the Loan and Security Agreement, dated March 8, 2021, by and between Columbia River Investment Limited, a BVI company, and us.
“Columbia Warrant” means the warrant issued to Columbia River Investment Limited pursuant to the Columbia Loan.
“Common stock” means our Class A common stock and our Class B common stock, in the aggregate.
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

•the impact of natural disasters, unusual or prolonged unfavorable weather conditions, epidemic outbreaks, terrorist acts and geopolitical events (including the new conflicts in Iran and the Middle East) on our business and satellite launch schedules;
•risks related to our ability to protect our intellectual property critical to the design and function of our satellites and our EO services; and

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

Company Overview
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
Founded in 2010 by Emiliano Kargieman and Gerardo Richarte, Satellogic is a vertically integrated Earth observation company that designs, manufactures, and operates satellite systems, delivering decision-grade insights at scale to government and commercial customers. Through an end-to-end production and operations model, Satellogic provides governments with flexible options across their journey toward sovereign Earth observation. From access to high-frequency imagery and managed space systems to full satellite ownership, to supporting autonomous data availability and long-term technological independence.
This integrated approach enables Satellogic to deploy satellites on predictable timelines and operate with capacity to support persistent coverage across large portfolios of sites. Satellogic enables continuous monitoring and alert-driven workflows that help defense and intelligence (“D&I”) agencies, civil governments, and commercial operators move from reactive tasking to proactive decision-making, providing mission-critical data when it is needed.
Unmatched Capacity and Scale
Today’s EO data market is supply-constrained with customers demanding more data at lower costs. With 17 operational satellites and two satellites in commissioning as of December 31, 2025, we have one of the largest high-resolution constellations commercially available with the ability to significantly leverage existing, in-orbit capabilities as capacity and cost champions.
Radical Cost Leadership and Technical Superiority
We produce and launch our satellites for a fraction of the cost of our competitors, which is achieved through our vertical integration, in-house manufacturing and an AI-First design philosophy optimized for low mass and rapid production. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities located in a free-trade zone in Montevideo, Uruguay. Additionally, our patent-protected camera design allows us to capture approximately 10x more imagery than our competitors. Our superior capture capacity, coupled with our radical cost leadership, results in industry-leading unit economics. When taken together with the resolution and frequency we are able to deliver, we believe Satellogic is uniquely positioned to drive a meaningful expansion of today’s EO market with persistent monitoring and actionable data.
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

Our Strategy
Our strategy is focused along two distinct business lines: Data & Analytics, including tasking and archived data, Aleph Observer and Constellation as a Service (“CaaS”), and Space Systems. These two business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.
We expect that the Data & Analytics business will continue to represent our most predictable revenue stream, and we anticipate that it will be a primary driver of the business going forward alongside Space Systems.
Our newest product, Aleph Observer, represents a shift in how Earth observation is procured and used. Rather than relying on episodic tasking and best-effort imagery delivery, it enables ongoing monitoring of hundreds of sites daily in a customer’s area of interest, with predictable delivery over time. This allows teams to detect and assess change without repeated tasking, helping reduce operational friction and increase confidence in what was observed and what was not. Aleph Observer will also be a foundational platform within our Data & Analytics business as Merlin, our AI-First constellation, comes online unlocking the ability to go from monitoring hundreds of sites to an unlimited number, potentially millions of sites daily in very high-resolution, constituting a true AI-powered platform for persistent geospatial intelligence at a global scale. By featuring built-in analytics, the Aleph Observer platform allows users to quickly evaluate large volumes of catalogued imagery, triage and summarize changes over time, prioritize analysts’ workflows and create a historical record and an essential training ground for AI models to power the next generation of geospatial intelligence. We believe this evolution will enable government and defense customers to shift from reactive monitoring to proactive intelligence in identifying emerging threats, while simultaneously providing commercial enterprises with a scalable, cost-effective foundational data layer that replaces traditional, comparatively expensive alternative data sources.
Merlin, our AI-First constellation, is expected to launch its first satellite in the fourth quarter of 2026, and be fully operational in the first half of 2027. With Merlin, which is fully funded by existing customer contracts, we expect to leverage AI-powered, on-orbit analytics to deliver near real-time alerts and, through inter-satellite links, task the rest of Satellogic’s constellation to deliver a completely integrated, very high-resolution global broad area monitoring to enterprise and national security customers. In particular, we expect government and D&I customers of our Aleph Observer site monitoring product to be able to extend their monitoring capacity from hundreds of sites per day to an unlimited number of sites, completing the shift from reactive monitoring to proactive intelligence, enabling the identification of emerging threats and anticipating future events, while enterprise customers will be provided foundational data intelligence for their specific use cases where alternative sources of data are currently being used that are difficult to scale and comparatively expensive.
As the capacity and cost champions for high-resolution imagery, we offer our customers flexible monitoring and multiple captures per day at low latency. Supported by patented intellectual property and vertical integration, we believe our integrated data & analytics service represents a disruptive solution driven by radical unit economics that creates a considerable competitive moat. With the capabilities and capacity we have in orbit today, we can support a growing number of customers around the world.
Our Space Systems business offers unique solutions to sovereign customers or local partners with their own EO capabilities and in-orbit flight heritage at a disruptive price by leveraging our vertical integration and non-ITAR design. With rapid technology and knowledge transfer, as quickly as three to five months, our customers own, assemble and integrate their own satellites with operational support provided by us in their local AIT (Assembly, Integration and Test) facility. We anticipate our Data & Analytics line of business will augment the capabilities of many of the Space Systems customers.

Information (in thousands) about our revenue by geography is as follows:

	Year Ended December 31,
	2025	2024
Revenue by geography (1)
North America	$12,068	$7,904
Europe	2,780	2,631
Asia & Asia Pacific	2,500	2,322
South America	359	$13
Total revenue	$17,707	$12,870
(1)Revenue by geography is based on the geographical location of the customer.

Market Overview
Existing terrestrial methods and high-resolution satellites utilized for obtaining EO imagery have several critical shortcomings and have had limited commercial applicability to date. The manner in which actionable data is collected is extremely inefficient, very costly and not particularly scalable.
Our satellites in sun-synchronous LEO are particularly well-positioned to collect data over the surface of the earth and provide high-quality awareness at scale by leveraging our existing very high-resolution capabilities and capacity, as augmented by Merlin, our AI-First constellation that will be operational in 2027, for broad area, persistent monitoring.
We believe our legacy competitors operating high-resolution EO satellites today are not well-suited to do this because the technology they are utilizing is simply too expensive and the economic use case is not viable for broad area, persistent monitoring for existing government D&I agencies and most commercial applications. In our view, traditional EO tasking is increasingly misaligned with how defense, intelligence, and security customers operate and simply does not translate for most commercial applications. Tasking optimizes for individual images, not for sustained awareness – customers must repeatedly submit collection requests, compete for capacity in high-priority regions, and manage large volumes of imagery manually. This creates operational overhead, intelligence gaps, and cost volatility, especially in regions where demand routinely exceeds supply. Our legacy competitors’ satellites must be tasked for specific customer demands and the imagery is priced relative to the cost of the underlying satellite, which is quite expensive.
We also believe the transition from the existing and relatively small, defense-led market to a large global economic driver is predicated on a shift in how EO data is utilized. Historically, EO has been treated as a source of "snapshots" for forensic analysis—investigating events after they occur. By moving to a model of high-frequency, persistent monitoring, we believe EO data will evolve into a foundational layer of global digital infrastructure. Much like the Global Positioning System (“GPS”) transformed from a military tool into the invisible backbone of the modern economy, we believe daily, high-resolution remapping will allow commercial industries to move from reactive observations to proactive, real-time decision-making.
According to a recent analysis by the World Economic Forum, the EO sector is projected to contribute a cumulative $3.8 trillion to global gross domestic product (GDP) between 2023 and 2030. This growth is anticipated to be driven by productivity increases and cost avoidance across six key industries—Agriculture, Electricity and Utilities, Government, Insurance and Financial Services, Mining/Oil/Gas, and Supply Chain/Transportation—which are expected to generate 94% of this total value.
We operate in the “NewSpace” sector, which refers to the increased commercialization and privatization of the space sector. There are a few NewSpace companies trying to build satellites for imaging at a low cost, but they essentially fall into two categories: they either do not have sufficient resolution or they are forced to effectively trade resolution for capacity. In either case, they are limited in terms of image capture. We believe we have addressed these problems through technology innovation and vertical integration.
Over the medium term, we plan to leverage our superior unit economics and technologies to remap the entire surface of the earth on a daily basis and, in doing so, we expect to completely reshape the business model for EO as well as a number of adjacent or alternative technologies being utilized today that are considerably less efficient (e.g., drones, helicopters, planes). By remapping the entire world every day, we expect to be able to deliver our data to customers at near zero marginal cost, which will effectively allow us to price our data based upon the value we create in each customer’s value chain as opposed to the current model whereby the pricing is inextricably linked to the high cost of the satellite. This is what we believe will allow us to expand the market for EO.
Beyond the EO market opportunity we continue to focus on addressing the growing market of satellite manufacturing and sales. This global market opportunity spans across both government and commercial organizations. Within the government segment, the opportunity covers both civil and unclassified defense programs. Recent market research estimates that the cumulative global manufacturing revenue for Earth Observation satellites will be approximately $31 billion in 2026 and will reach approximately $101 billion by 2034. Currently, approximately 95 countries and 130 commercial organizations have investments in EO-related programs, representing a significant and growing addressable market for our vertically integrated satellite solutions.
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
We believe that we are well-positioned to compete with legacy satellite providers and NewSpace geospatial data providers by shifting the industry paradigm from raw data collection to actionable, AI-driven intelligence. Our competitive advantages revolve around unit economics, autonomous design and technology, a vertically integrated structure, an efficient build-to-launch cycle, and high frequency revisit and remaps. Key elements of our competitive advantages include the following:
•Superior unit economics. Our superior capture capacity, coupled with our radical cost leadership, results in industry-leading unit economics compared to our small satellite industry peers. We plan to put enough satellites in orbit to collect data over the entire surface of the planet continuously, and deliver this data to customers at near zero marginal costs. By delivering data to customers at near zero marginal cost, we expect to be able to price our services based on the value that we create for our customers within their value chain and not on the cost of data acquisition (e.g., satellite cost, launch). This is a critical element of our business model and what we believe to be a paradigm shift in high-resolution EO imagery that is made possible by our superior unit economics.
•Superior design and technology. Our technology has evolved beyond traditional imagery to an “AI-First” architecture. Legacy satellite operators rely on a telescope with a very large aperture, which is extremely expensive to build and launch. Conversely, our NewSpace competitors often trade-off resolution for capture capability. Our solution is centered around our patented and unique camera design that utilizes adaptive optics allowing us to collect approximately 10 times more data from orbit than any of our competitors using a smaller aperture. Furthermore, our 2025 NextGen platform introduces 30cm-class resolution and onboard edge computing, allowing for real-time AI processing directly on the satellite to deliver insights rather than just raw pixels.
•Vertically integrated. We are a vertically integrated company, and we design our satellites and all of their subsystems, including onboard computers, propulsion system, telescopes, cameras, radios, sensors and actuators. This vertical integration allows us to serve the growing demand for sovereign space programs, offering nations full ownership and operational control of their own constellations. By designing every core component with our specific mission in mind and leveraging our unique operating model, we achieved a meaningfully lower bill of material costs than our competitors. Our cost to deploy a Mark V high-resolution imaging satellite in orbit today, including launch costs, is approximately $1.3 million compared to much higher costs for our NewSpace competitors.

•Efficient build-to-launch cycle. Our fast build-to-launch cycles allow us to go from a signed contract to a satellite delivered in orbit in less than eight months, a first in this industry. We also have the ability to transfer ownership of satellites currently in orbit within days, if required by the customer. The fast turn-around and the appealing technical characteristics of our satellites paired with their low cost create a valuable alternative for customers looking to increase their in-orbit capacity quickly, or for customers looking to build an inventory of assets to lower response times in the face of emergency.
•High frequency monitoring and remaps. When we reach global remaps, we expect to provide a significant portion of the supply of high-resolution imagery in the market at near zero marginal cost. However, our value proposition now extends to “AI-First monitoring,” where we provide daily revisits of priority regions for strategic customers. We believe that the archive of everything that is happening on the planet, coupled with real-time onboard processing, will allow us, our partners and customers to train better artificial intelligence (“AI”) algorithms.
We believe that these characteristics—the near zero marginal cost for data distribution, the move toward sovereign satellite programs, and the shift from reactive tasking to proactive, persistent monitoring—will uniquely position us to capitalize on the significant total addressable market (“TAM”) opportunities.
Growth Strategy
We plan to democratize access to geospatial data by providing planetary insights at what we believe to be the lowest cost in the industry, which we expect will ultimately drive better decision-making across a broad range of industries. Our growth strategy is focused along our two business lines: Data & Analytics and Space Systems and is driven by the following objectives:
•Leverage expertise in low-cost manufacturing of EO satellites for sale into high-growth government markets across Asia, Africa, Middle East, Europe and South America.
•Pursue opportunities within the U.S. market, including competing for USG and allied contracts, which we believe we are well positioned for following our Domestication.
•Leverage AI-powered, on-orbit analytics to deliver proactive intelligence through our Aleph Observer product and our upcoming Merlin constellation.
•Expand the high-resolution EO market, providing access to data for the commercial market via foundational data intelligence for specific enterprise use cases where alternative sources are currently difficult to scale.
•Continued investment in R&D to innovate product offerings and satellite re-design, including our newest high-resolution satellite platform, NextGen, introduced in October 2025 to meet global demand for sovereign space capabilities.
•Leverage our modular satellite design, multiple-payload systems, scaled manufacturing and satellite operations to deliver novel data streams and services from orbit.
•Pursue strategic acquisitions and partnerships to enhance our go-to-market ("GTM") strategy, such as our partnerships with Vantor and Suhora Technologies while seeking complementary technologies and further vertical integration within our supply chain.
Through our products and service offerings, we intend to derive substantially all of our near-term revenues by providing EO services, satellite sales and related services to governments and D&I customers. In the medium term, we intend to expand our operations to serve commercial customers in a variety of markets and industries. We maintain a focus on controlling growth in our workforce and capital expenditures to preserve liquidity while expanding these global sales and engineering efforts.
Existing high-resolution EO market (Government and D&I)
The receipt of government and D&I contracts is part of our growth strategy. The existing high-resolution EO market is predominantly composed of government and D&I customers. We can serve these customers today with our fleet of 19 satellites currently in orbit, of which 18 satellites are operational, and one is being used for testing. The existing high-resolution EO market is supply-limited as a consequence of global capacity constraints and increasing demand. As a result, we have been successful in building a strong pipeline for the existing EO market. Our pipeline consists of contracts which are in negotiations or early discussions, and we can offer no assurances that such negotiations or discussions will result in a signed contract or any revenue. Many of these customers tend to buy through large, multi-year contracts and typically through a multi-step, outbound sales cycle.
We believe that most of these customers are interested in data that can be delivered with low latency and very high quality across our two lines of business, which we are well positioned to deliver. Additionally, the persistent monitoring capability of Aleph Observer currently enables ongoing monitoring and situational awareness across hundreds of sites daily inside a customer’s area of interest with predictable delivery. Once the upcoming Merlin constellation is operational, the monitoring capabilities of Aleph Observer will extend seamlessly to an unlimited number of sites.

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
In October 2025, we introduced our new NextGen platform. Featuring a non-ITAR design, 30 centimeter class resolution across all visible and multispectral bands, as well as AI-enabled analytics processed directly on orbit, NextGen's system represents a significant advancement in autonomous Earth observation. By moving analytics closer to the sensor, the platform allows governments and operators to detect changes on the ground in near real time and act on emerging threats or opportunities without delay. NextGen is expected to be operational in 2028.
We are approaching this market through direct sales as well as a network of distributors and partnerships in strategic regions across the globe. We expect this market will reflect the majority of our revenue for the next two to three years and provide operational cash flow to assist in financing our constellation.
Commercial Applications
Our longer-term strategy will also focus on commercial applications, which we expect will take full advantage of our constellation’s ability to capture imagery at high frequency and build a catalog of the entire planet. This is a Data as a Service (“DaaS”) application through which we plan to offer customers the ability to purchase imagery and data analytics specific to their vertical market (e.g., agriculture, forestry, energy, financial services, cartography). We expect our DaaS economics will allow us to charge customers according to the value our data provides within each customer’s value chain. We expect these applications will allow us to expand the current addressable market for high-resolution EO data and unlock a significant TAM opportunity.
We have conducted a number of pilot trials that we believe validate our solutions in a variety of verticals and demonstrate that our solutions can successfully replace other sources of data currently being provided by airplanes, drones, helicopters, IoT sensor networks, etc.

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
Human Capital
As of December 31, 2025, we had 154 full-time employees globally, which includes 84 employees in Argentina (mostly involved in R&D, finance, and accounting), 23 in Spain, 29 in Uruguay (mostly involved in manufacturing), 12 in the U.S. and 6 in other countries.
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

•Go beyond ego. Be humble, honest and empathetic and build together for our company, our community and our planet.
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
Sales and Marketing
Our sales strategy has evolved from providing satellite imagery to offering a full range of products for government, defense, and commercial customers. Following our 2025 move to become a U.S.-based company, we have focused on expanding our reach within the U.S. and with international allies.

Government and Defense
We provide governments with a path to their own space capabilities. This ranges from simple data access to the sale of entire satellites.

•Space Systems: We sell dedicated satellites directly to national governments. Recent progress includes major contracts with Portugal and Albania, allowing these nations to manage their own orbital assets.

•Persistent Monitoring: With the 2026 launch of our Aleph Observer product, we have shifted our marketing toward continuous (persistent), "always-on" monitoring for security and national defense.

Commercial and Ecosystem Strategy
To scale our business, we use a global network of partners and a simplified contract structure to reach more customers.

•Partnerships: We leverage a global network of resellers and service providers to scale capabilities and reach. This includes significant regional agreements, such as our multi-year partnerships with Suhora in India and Vantor in the United States, to provide data access to government and commercial users.

•The Aleph Platform: We have developed an easy-to-use web platform and automated tools (APIs) that allow customers to book satellite time directly. This "self-service" model helps commercial users in industries like agriculture and energy get the data they need quickly and transparently.
Customers
In the near term, we intend to derive our revenue from providing data and analytics and space systems sales, including individual satellites or turn key space programs. Our customers include government, D&I and commercial customers in a variety of markets and industries.
We are currently dependent on a small number of customers for our revenue. For example:
•In November 2021, we entered into a five-year noncancellable agreement with a technology company that requires the customer to purchase a minimum of $4.0 million of multispectral, hyperspectral, full-motion video and private delivery uplift products each year. The customer pays us in non-cash consideration in the form of a license to a proprietary software platform, which we use for internal operations. During 2025, we recognized $4.4 million in revenue from this customer.
•In September 2022, we entered into a $6 million, three-year, constellation-as-a-service agreement. Recognition of revenue under this contract began in the first quarter of 2023 with the initiation of service. In January 2026, we renewed the contract for an additional 11 months.
•In December 2024, we entered into a data license and distribution agreement with Maxar Intelligence (now Vantor), a peer in the EO industry and with longstanding partnerships with the U.S. government and its allies. Under this arrangement, we granted them exclusivity to be our distributor to the U.S. government D&I agencies and selected international D&I partners.
•In April 2025, we were awarded a multi-year contract valued at $30 million with a strategic international defense and security customer. Under this agreement, we will provide near-daily, multiband optical imagery and ultra-low latency analytics leveraging our AI-First satellite constellation, with revenue on the contract expected in 2027.
•In September 2025, the Company entered into a seven-figure strategic, multi-year agreement with Suhora, a leader in dual-use Intelligence, Surveillance, and Reconnaissance (“ISR”) technologies. This agreement grants Suhora exclusive rights to distribute the Company's high-resolution Earth observation data and services in India and Nepal.
•In December 2025, the Company entered into an $18 million agreement with the Centre of Engineering and Product Development in Portugal (“CEiiA”) to supply and deliver two NewSat Mark V 50cm-class imaging satellites for the Portuguese component of the Atlantic Constellation. This partnership leverages the Company’s vertically integrated production to provide Portugal with autonomous, sovereign Earth observation capabilities and a comprehensive knowledge transfer program with the planned transfer to occur in Q2 2026.
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
Launch Providers
With respect to launch providers, our partner selection process typically revolves around availability and cost. In January 2021, we signed a Rideshare Multi-Launch Agreement with SpaceX (the “SpaceX Agreement”), our preferred rideshare launch provider, and we expect to continue our launch program with SpaceX as we engage with and consider alternative launch providers. In April 2022, we secured launch capacity for our next 68 launches with SpaceX, via the SpaceX Agreement. At December 31, 2025, we had 42 launch slots remaining and we continue to work with this rideshare launch provider to schedule upcoming satellite launches.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our proprietary rights and technology, we rely on a combination of different types of intellectual property rights including patents, trademarks and trade secrets, as well as confidentiality agreements and license agreements with consultants, vendors and customers. As of the date of this Report, we have 45 issued patents, 2 utility models and 40 pending patent applications in 11 jurisdictions. We continue to invest in research and development to design, manufacture and fly new technology to orbit in every new satellite we launch, and we complete every new satellite design on a full design cycle of nine months. We drive technology R&D with the goal of maintaining our high-resolution imaging satellites in a Moore’s law equivalent curve: roughly doubling capacity every 18 months at the same price point.
As of the date of this Report, our satellite constellation consists of 19 NewSat satellites in orbit, 18 of which are operational and one is being used for testing.
We believe that our latest satellite model, the NewSat Mark-V, which possesses a mass of less than 50 kilograms, a cost of approximately $1.3 million including launch costs, and a daily imaging capability of over 300,000 square kilometers at 50 cm resolution is superior to those satellites of our competitors in terms of unit economics, capacity and cost.

Our anticipated technology roadmap is as follows:
Long Term Growth Opportunities
Our initial EO constellation and infrastructure are the key building blocks that we expect will enable us to leverage large constellations of small satellites to deliver a wide variety of services to Earth. Our key building blocks include:
•Complete, low-cost satellite bus
•Modular satellite architecture
•Satellite operations at scale
•Multi-payload, in-orbit platform
•Inter-satellite laser mesh
•LEO/MEO/GEO complementarity
Recent Developments
Launch of Aleph Observer
On February 23, 2026, the Company announced the launch of Aleph Observer, its persistent monitoring capability designed to deliver sustained, large-scale situational awareness across critical locations worldwide. Aleph Observer represents a shift in how Earth observation is procured and used. Rather than relying on episodic tasking and best-effort imagery delivery, it enables ongoing monitoring of hundreds of sites daily with predictable delivery over time.
Albania Extension
On January 29, 2026, the Company entered into an 11-month contract extension with the Government of Albania to continue providing country-wide, high-frequency satellite monitoring services. The agreement builds upon a prior three-year contract and provides dedicated satellite capacity and high-resolution imagery covering Albania's entire territory to support national priorities, including natural resource management and disaster response.
High Earth Orbit Robotics Expanded Agreement
On August 4, 2025, we entered into an expanded agreement with High Earth Orbit Robotics Pty Ltd. (“HEO”), the world’s leading commercial provider of non-Earth imagery (“NEI”) for in-orbit inspection. Under this new agreement, HEO receives exclusive access to our high-resolution constellation for capturing NEI.

On January 27, 2026, the Company completed the sale of NewSat-34, a legacy Mark IV-g satellite already in orbit, to HEO. This transaction represents the first time the Company has sold a legacy, in-orbit satellite through its Sovereignty Government Program, allowing the Company to monetize an existing asset while extending its operational life for specialized applications. Under the terms of the agreement, the Company will continue to provide operational support for the satellite and generate service-based revenue while transitioning full title and tasking priority to the purchaser.
Registered Direct Offering
On January 26, 2026, the Company entered into a definitive securities purchase agreement with a single institutional investment manager in connection with a registered direct offering of 7,399,578 shares of the Company’s Class A common stock, par value $0.0001 per share, at an effective purchase price of approximately $4.73 per share.
The gross proceeds to the Company from the offering were approximately $35 million, before deducting placement agent fees and other estimated offering expenses payable by the Company. All of the shares were sold by the Company pursuant to an existing shelf registration statement on Form S-3. The offering closed on January 27, 2026.
Confidentially Marketed Public Offering
On October 15, 2025, the Company entered into an Underwriting Agreement with CF&Co., as representative of the underwriters named therein, in connection with an underwritten public offering of 27,692,308 shares of the Company’s Class A common stock, par value $0.0001 per share, at a public offering price of $3.25 per share.
Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 4,153,846 additional shares of Class A common stock. The option expired unused.
The gross proceeds to the Company from the offering were $90 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. All of the shares were sold by the Company. The offering closed on October 17, 2025.
Portugal Agreement

On December 31, 2025, the Company entered into an $18 million agreement with CEiiA, the Centre of Engineering and Product Development in Portugal, for the supply and in-orbit delivery of two NewSat Mark V satellites.

The agreement provides Portugal with autonomous, high-resolution Earth observation capabilities to support civil, environmental, and security missions. Ownership and operational control of the satellites are expected to transfer to CEiiA in the second quarter of 2026.
NextGen Satellite Platform
On October 13, 2025, the Company introduced our newest high-resolution satellite platform, NexGen, which is designed to meet global demand for sovereign space capabilities and builds on the Company’s NewSat satellite architecture.
New Sales Leadership
On November 3, 2025, the Company announced the appointment of Jeff Kerridge as Senior Vice President of Global Sales. A seasoned executive with more than 35 years of experience across the geospatial, D&I sectors, Mr. Kerridge will lead Satellogic’s worldwide sales strategy and customer growth initiatives as the Company enters a new phase of global expansion.
Departure of Certain Principal Officer

On March 6, 2026, Mathew Tirman, the President of the Company, submitted his resignation as an officer and employee of the Company effective March 31, 2026, to pursue other opportunities. Mr. Tirman’s resignation did not result from any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Tirman will not receive any severance benefits in connection with his voluntary departure from the Company. The Company has no immediate plans to fill this vacated role and expects that Mr. Tirman’s duties will be distributed to other executives within the Company.

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
The FAA
By entering into the SpaceX Agreement with a U.S.-based launch provider, we are directly and indirectly subject to the license requirements of the Office of Commercial Space Transportation (“AST”) of the Federal Aviation Administration (“FAA”). The FAA regulates the airspace of the U.S., through which launch vehicles must fly during launch to orbit and through which downlinks of raw data may occur if directed to a U.S.-based ground station. The AST office predominantly processes launch license requests submitted by launch vehicle operators, in our case, SpaceX, which includes information on the rideshare payloads flying on any given mission. As a result, reviews of our payloads by AST occur during, for example, the execution of Technical Assistance Agreement(s) upon SpaceX request and other associated launch reviews and licenses.
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
Based upon the technologies we have procured from U.S. sources, we have not been specifically subject to ITAR. Since our export location may invoke, in certain instances, the EAR of the Bureau of Industry and Security of the U.S. Department of Commerce, we track our component sourcing. We procure some components listed on the Commerce Control List from U.S. suppliers and we are therefore subject to the EAR. We export our satellites to the U.S. for launch pursuant to the SpaceX Agreement, which provides for launch services. With this current sourcing model and partner ecosystem, we must comply with the EAR.
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
Other Potential Future U.S. Regulation
As we grow our U.S. business and to the extent we become a U.S. governmental contractor, our business will be subject to various additional U.S. regulation and related requirements, including but not limited to (1) the Defense Federal Acquisition Regulation Supplement and the U.S. DoD and federal cybersecurity requirements, including the Cybersecurity Maturity Model Certification (“CMMC”) framework, in connection with any defense work we perform in the future for the U.S. government and defense prime contractors, (2) the National Industrial Security Program Operating Manual administered by the U.S. Defense Counterintelligence and Security Agency, and other U.S. government security protocols when accessing sensitive information, (3) maintaining national security clearance and mitigation elements under the National Industry Security Program and agreement with the U.S. DoD regarding any appropriate FOCI mitigation arrangement with respect to our U.S.-based subsidiary and (4) conducting routine investigations and reviews relating to compliance with various U.S. laws and regulations, including those associated with organizational conflicts of interest, procurement integrity, bid integrity and claim presentation, among others.

Corporate Organizational Structure
We are a holding company. The following diagram shows our ownership and structure (1):

Satellogic, Inc.
(USA - DE)
PubCo
Nettar Group
(BVI)
Holding Company
Nettar SA
(Uruguay)
Holding Company
Urugus SA
(Uruguay)
Manufacturing
Satellogic V. Inc
(USA - DE)
Holding Company
Satellogic S.A.
(Argentina)
R&D, Back Office Support Functions (Accounting, AP, AR)
Satellogic Solutions SL
(Spain)
Executive Management, R&D, Sales
Satellogic USA Inc.
(USA - DE)
Finance, Sales & Marketing
Satellogic Federal LLC
(USA - DE)

(1)All lines represent 100% ownership unless otherwise indicated.
Subsidiaries of the Group as of March 13, 2026:

Name	Principal activities	Country of incorporation

Urugus S.A.	Manufacturing, assembly, integration, test and exports	Uruguay
Nettar Group	Intermediate holding company	B.V.I.
Nettar S.A.	Intermediate holding company	Uruguay
Satellogic V. Inc.	Intermediate holding company	United States
Satellogic USA Inc. (1)	Finance, sales and marketing, product strategy, business development and customer delivery	United States
Satellogic S.A. (2)	Research and development, administration, back office services (accounting) and prototype-building	Argentina
Satellogic Solutions S.L. (2)	Research and development (data science solutions and machine learning over the satellite images)	Spain
Satellogic Federal LLC (3)	Sales and marketing	United States
(1)This entity is controlled through Satellogic V. Inc.
(2)This entity is controlled through Nettar, S.A. an intermediate holding entity of the Group.
(3)This entity is controlled through Satellogic USA Inc.

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
We own no material assets other than our interests in Nettar and do not operate any business other than through Nettar, our wholly owned subsidiary. Nettar is a BVI business company incorporated in the BVI as a company limited by shares. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of Nettar’s principal capital expenditures for the years ended December 31, 2025 and 2024. Except for capital expenditures in the ordinary course of business, there are no other material capital expenditures or divestitures currently in progress as of the date of this Report.
Nettar was the holding company of the Satellogic Group (the “Group”) prior to the Merger and was incorporated on October 7, 2014, under the laws of the BVI as an International Business Company.
The mailing address of our principal executive office is 210 Delburg Street, Davidson, NC 28036, U.S. and our telephone number is 704-802-2041. Our principal website address is www.satellogic.com. The information contained on, or accessible through, our website is not incorporated by reference into this Report, and you should not consider it a part of this Report.
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
Merger Transaction
On January 25, 2022 (the “Closing Date”), we consummated the Transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement” ), by and among Satellogic, CF V, a Delaware corporation, now known as “Satellogic V. Inc., Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of Satellogic and Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of Satellogic.
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
•Market acceptance of our Data & Analytics and Space Systems businesses may not continue, and our business is dependent upon our ability to keep pace with the latest technological changes.

•We face competition for all of our Data & Analytics and Space Systems businesses, which may limit our ability to gain market share.
•We may fail to foresee challenges with international operations or regulations in certain markets may change.
•The use of AI, machine learning, and related technologies in our business present risks and challenges that could adversely affect us.
•Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation, give rise to costly litigation, or divert our or our customers’ resources.
•Our business is capital intensive, and we may not be able to raise adequate capital to finance our strategies.
•Our ability to grow our business depends on the successful production, launch, commissioning, sale and/or operation of our satellites, which is subject to many uncertainties, some of which are beyond our control.
•The markets for Data & Analytics and Space Systems businesses have not been established with precision, are still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
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
•Natural disasters, unusual or unfavorable weather conditions, pandemic or epidemic outbreaks, terrorist acts and geopolitical events (including the new conflicts in Iran and the Middle East) could disrupt our business or satellite launch schedules.
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
Since inception, we have devoted substantially all of our resources to designing, building and developing our satellites and satellite components and technology, enhancing our geospatial analytics capabilities and services, planning our business, raising capital and providing general and administrative support for these operations. As a relatively new business, we have not demonstrated a sustained ability to generate sufficient revenue from our Data & Analytics business or conduct sufficient sales and marketing activities necessary for successful commercialization of our geospatial data and analytics platform (“Platform”). Additionally, our Space Systems business line, which allows us to sell our satellites directly to customers, has only a limited demonstrated track record of revenues. Consequently, any assessment a reader makes about our current business, future success or viability may not be as accurate as it could be if we had a longer operating history. Further, our limited financial track record, without meaningful revenue from our expected future principal business, is of limited reference value for an assessment of our business and future prospects.
As of December 31, 2025, we have an accumulated deficit of $404.9 million. For the year ended December 31, 2025, we had net cash used in operating activities of $26.9 million. As of December 31, 2025, we had cash and cash equivalents of $94.4 million. We will continue to incur losses and negative operating cash flows until we are able to onboard a sufficient number of customers, contracts and launch and scale a sufficient number of our constellation of satellites, to become profitable and generate positive operating cash flows. As we continue to transition to commercial production and sales, it is difficult to forecast our future results. We have limited insight into trends that may emerge and affect our business, including our ability to attract and retain customers and the competition we will face. If our revenue grows slower than we anticipate or we otherwise fall materially short of our forecasts and expectations, we may not be able to achieve profitability and positive operating cash flows and our financial condition will be materially and adversely affected, which could cause our stock price to decline and investors to lose confidence in us.
The success of our business will be highly dependent on our ability to effectively market and sell our Data & Analytics and Space Systems products and services and to convert our pipeline of potential contracts into actual revenues, which can be a costly process.
To date, we have relied heavily on equity and debt financing to fund our business and operations and are currently generating revenue from agreements with a commercial space technology customer and a governmental customer as well as from a base of smaller customer contracts. As of the date of this Report, we have a fleet of 19 satellites in orbit and have significantly accelerated our sales and marketing efforts to government D&I agencies, particularly in countries outside of the U.S. Our success will be highly dependent on our ability to convert our significant pipeline of potential contracts into recognized revenues. If we fail to sign contracts with at least some portion of the customers for large projects currently envisaged in our pipeline, particularly over the next couple of years when any large contract would significantly impact our revenues and financial results and grow a sufficient number of contracts with such customers, our business, financial condition, and results of operations will be materially and adversely affected.
Our ability to establish and expand our customer relationships and sell our Data & Analytics and Space Systems products and services is subject to a number of factors, including our ability to overcome concerns by customers relating to our lack of experience or track record in providing such services and products to customers in the same industry or at all, competition from larger, more experienced service providers, our customers’ satisfaction or dissatisfaction with our satellites and/or our EO services, the frequency and severity of errors or disruptions in our satellites, reliability of our satellites, the effects of general economic conditions, competitive offerings or alternatives, reductions in our customers’ spending levels, and pricing.

Our sales growth is dependent upon our ability to implement sophisticated and potentially costly sales and marketing initiatives. These initiatives may not be effective in generating sales, and in such an event our results of operations will be harmed. In the near term, we intend to derive substantially all our revenues from providing our Data & Analytics services and Space Systems to international government D&I agencies, and in the longer term, intend to expand our operations to serve commercial customers in a variety of markets and industries. We cannot give any assurance that we will be able to secure future business or that the potential uses for our products and services in commercial applications will develop. It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. If actual results do not improve or improve more slowly than we anticipate, our operating results, prospects and financial position could be materially and adversely affected.
The loss of one or more of our largest customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenue, such as a commercial space technology customer and a governmental customer. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business, financial condition, and results of operations. In 2025, we had three customers that each accounted for more than 10% of our total revenue and in 2024, we had two customers that accounted for 10% of our total revenue. Customers in the D&I market generally purchase our services and products in connection with government programs that have a limited duration, leading to fluctuating sales to any particular customer in this market from year to year. If we lose one or more of our major enterprise or government customers, or if we experience a significant reduction in business from one or more major enterprise or government customers, there is no assurance that we would be able to quickly replace those customers to generate comparable revenue, which could harm our operating results and profitability.
Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable for many of our portfolio offerings.
Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific needs and requirements of our potential customers, which consist largely of government agencies and educating these potential customers about the technical capabilities and value of our satellites and our Data & Analytics services and the better unit economics we can offer, which in the case of government agencies can be less important. In addition, we have only recently begun to grow our sales team, and our sales efforts have historically depended on the significant involvement of our senior management team. Given the nature of the potential customers, the length of our sales cycle tends to be long and varies substantially from customer to customer. In addition, the timing and cycle of contract bidding processes particularly for government contracts can be very unpredictable and can change or lengthen on very little notice and for reasons outside of our control. Because decisions to purchase our Data & Analytics services and Space Systems involve significant financial commitments, potential customers generally evaluate our products and technologies at multiple levels within their organizations, each of which often have specific requirements, and typically involve senior officials and management, and multiple internal approvals. We could spend substantial time, effort, and money in our sales efforts without producing any sales. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be materially and adversely affected.
We may face risks and uncertainties associated with D&I-related contracts, which may have a material adverse effect on our business.
We are still an early-stage company and only began to recognize revenues in 2021. Acquiring defense-related governmental contracts is part of our growth strategy. The acquisition of defense-related or governmental customers results in our Data & Analytics services and Space Systems being incorporated into defense programs. Whether such defense or governmental contracts are entered into directly with the U.S. government, a foreign government, or one of their respective agencies, or indirectly as a subcontractor or team member, our contracts and subcontracts are or will be subject to special risks. For example:
•Changes in government administration and national and international priorities, including developments in the geopolitical environment (such as the new conflicts in Iran and the Middle East), or regulatory requirements, could have a significant impact on national or international defense spending priorities and the efficient handling of routine contractual matters. These changes could have a negative impact on our business in the future.

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
•Our usage policy currently restricts usage of our Data & Analytics services, data and Platform for peaceful use only, and that may limit our ability to compete for and win certain defense-related contracts.
•While we executed the Domestication in part to better position ourselves to execute our realigned strategic focus on the U.S. market, including competing for U.S. government D&I-related contracts, there can be no assurance that the Domestication will continue to enable us to successfully obtain any such contracts, nor will it resolve the foregoing risks.
Our pricing structure may not be optimal and may require adjustments over time.
The pricing of our products and services will vary depending on the specific application and customer specifications. Given the complexity in determining pricing structures for our Data & Analytics services and satellites, we may experience difficulty determining the appropriate price structure for our products and services. This may result in missed revenue opportunities and lower than expected margins if we price our products and services too low, or in us losing bids if we price our products and services too high. In addition, we expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, customers may demand price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could materially and adversely affect our business, financial condition, and results of operations.
If we are unable to scale production of our satellites as planned, our business and results of operations could be materially and adversely affected.
Our business plan is based on us building out our constellation of satellites and building satellites to fulfill our Space Systems customer orders. Our ability to achieve our production plans and deliver our products and services to our customers will depend upon many factors, including our ability to:
•acquire sufficient quantities of third-party components and supplies;
•recruit and train new staff while maintaining desired quality levels;
•implement an effective supplier strategy and supply chain management system; and
•adopt manufacturing and quality control processes, which we must successfully introduce and scale for production at any new production facilities.
We may be unable to prepare and operate production facilities for production within our planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease an additional production facility, a stoppage of construction as a result of public health emergencies, geopolitical conflicts, insufficiency of utility infrastructure, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes, and issues with subcontractors or vendors. In addition, the cost to scale satellite production may be more than we are currently forecasting based on higher plant acquisition and build out costs, higher labor costs, increases in plant and equipment costs, increased transportation and supply chain costs and higher costs to manage and administer the plant and supply chain. Any delay or inability to build and launch satellites as we resume efforts to scale satellite production, including at the expected cost, could significantly delay or reduce expected revenue, profitability and cash flow. No assurance can be given that construction of the satellites will be completed on time or at all, or as to whether we will have sufficient funds available to complete construction if we experience unexpected delays or costs.
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
We are dependent on third parties to transport our satellites and ground station equipment around the world and to launch and deliver our satellites into space. Currently there are only a few companies that offer launch services, including SpaceX, with whom we have entered into the SpaceX Agreement. We require timely and affordable access to launch services that meet our business and technical requirements to deploy our satellite constellation. If the number of companies offering launch services or the number of launches does not grow in the future, contract disputes arise with existing launch providers, or there is a consolidation among companies who offer these services, this could result in a shortage of space on these launch vehicles, which may cause prices to increase, or result in our inability to secure space on a launch vehicle and, as a result, delays in our launch schedule. Additionally, adverse events with respect to our launch service providers, such as satellite launch failures or financial difficulties (which some of these providers have previously experienced), could result in increased costs or delays in the launch of our satellites. Moreover, a shortage of transportation providers for our satellites and ground station equipment may cause our costs to increase, delays in our ability to launch our satellites and gaps in our service coverage, and adversely affect our ability to meet customer demand. Any of these situations could have a material adverse effect on our business, financial condition, and results of operations.
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

We are impacted by increases in the prices of raw materials used in the production of our satellites. We monitor sources of supply in an effort to ensure that adequate raw materials and other components and supplies are available. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply or implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components, including as a result of interest rate volatility, geopolitical conditions, trade restrictions or disputes, including as it relates to tariffs on raw materials or supplied components, could have a material adverse effect on our operating results, financial condition, and cash flows.
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
We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as ground station infrastructure operated by two separate third-party vendors, in order to launch and deliver our satellites into space and operate some or all of certain key features or functions of our business, including deployment of our cloud-based imagery services and other geospatial and data analytic services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that they become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in the delivery of our Data & Analytics services, or our ability to manage our operations could be interrupted until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could materially and adversely affect our business, financial condition, and results of operations.
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
Market acceptance of our products and services may not continue, and our businesses are dependent upon our ability to keep pace with the latest technological changes.
The market for our products and services is characterized by rapid technological change and evolving industry standards. Failure to respond in a timely and cost-effective way to these technological developments could have a material adverse effect on our business and operating results. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances and needs of our customers, and evolving industry standards. In addition, although in the near term we intend to derive substantial revenues from providing our products and services to government D&I agencies, in the longer term, we intend to expand our operations to serve commercial customers in a variety of markets and industries and through a wide range of applications.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to improve the technology of our existing products and services and develop new products and services both for existing applications and new commercial applications, including through internal R&D, acquisitions and joint ventures or other collaboration arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new product or service offerings and technologies, or identification of and expansion into new markets and applications. In addition, following the establishment of our Space Systems business line, we are increasingly reliant on our ability to build and launch satellites quickly to meet customer demand at an attractive cost. Our profitability will be dependent on our competitiveness in this area, as our competitors advance their own ability to build and launch satellites, at greater speeds, in greater volumes, and at lower costs.
Due to the design complexity of our products and services, we may, in the future, experience delays in completing the development and introduction of new or enhanced products or product applications. Any such delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products or services will develop or continue to expand or that we will be successful in identifying new markets or applications as we currently anticipate. The failure of our technology to gain market acceptance could significantly reduce our planned revenues and harm our business. Market acceptance of our products and services depends on a number of factors, including the quality, scope, timeliness, sophistication, and price of substitute products and services. We cannot be sure that our competitors will not develop competing technologies that gain market acceptance in advance of our technologies or develop technologies that better meet the needs of our customers. The possibility exists that our competitors might develop new technology or offerings that might cause our existing technology and offerings to become obsolete. If we fail to develop, manufacture, and market innovative technologies that enable our products and services to meet customers’ requirements or our technologies fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted and our business may not continue to grow in line with expectations or at all. If we are unable to achieve sustained growth, we may be unable to execute our business strategy, expand our business or fund other liquidity needs and our business, financial condition, and results of operations could be materially and adversely affected.
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
If we fail to effectively conduct due diligence on our potential targets, for example, we may not identify problems at target companies or we may fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could materially weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, it may result in unanticipated problems, expenses, liabilities and competitive responses.
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

We face competition for our products and services which may limit our ability to gain market share.
We operate in the NewSpace sector, which refers to the increased commercialization and privatization of the space sector. Competition in our imagery services business is highly diverse, and while our competitors offer different products, there is often competition for contracts that are part of governmental budgets. The major existing and potential competitors for our products and services include commercial satellite imagery and manufacturing companies, state-owned imagery providers, aerial imagery companies, free sources of imagery and unmanned aerial vehicles. We also face competition from companies that provide geospatial data analytic information and services to the U.S. government, including defense prime contractors.
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
In addition, some of our international competitors currently benefit from, and others may benefit in the future from, subsidies and other protective measures implemented by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with satellite development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors. While the Domestication was intended to better position ourselves to compete for U.S. government D&I-related contracts, there can be no assurance that the Domestication will allow us to successfully obtain any such contracts, nor will it necessarily allow us to benefit from protective measures relating to domicile in the United States.
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
The use of AI, machine learning, and related technologies in our business present risks and challenges that could adversely affect us.
We use AI, machine learning, and related technologies in our business, and we expect to continue to incorporate AI and machine learning into our business operations and invest resources in AI and machine learning tools. Our investment in AI and machine learning tools and technologies may not provide the anticipated benefits, and the increasing use of AI and machine learning technologies present many challenges and risks to our business. Flaws in AI algorithms or datasets or the failure to implement adequate safeguards may lead to unintended consequences, such as operational disruptions, data loss or erroneous decision-making, which could adversely impact our business relationships, reputation, or business operations. Introducing new AI and machine learning tools may also increase the risk of data security breaches or other cybersecurity threats, improper handling of private or sensitive information or inadvertent loss of our intellectual property rights, any of which could result in adverse consequences, including costly claims, litigation, regulatory investigations, and penalties. The increasing use of AI and machine learning technologies in our industry may also adversely affect our business if our competitors incorporate AI and machine learning into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. In addition, the legal and regulatory environment surrounding AI and machine learning technology is evolving and complex. Regulation of AI tools and their use, such as the European Union’s Artificial Intelligence Act adopted in 2024, can be expected to intensify in many countries and regions. Compliance with the evolving regulatory landscape may entail significant costs, require us to change aspects of our technologies or business practices, or otherwise negatively affect us. Any of these or other emerging risks associated with AI or machine learning could materially and adversely affect our reputation, business, and results of operations.
Our products and services are complex and could have unknown defects or errors, which may increase our costs, harm our reputation with customers, give rise to costly litigation, or divert our or our customers’ resources from other purposes.
We employ sophisticated design and testing processes and practices. Nevertheless, our products and services may contain defects or errors, or experience performance problems when first introduced, when new versions or enhancements are released, or even after these products have been in use for a period of time. Our systems may not be successfully implemented, pass required acceptance criteria, or operate or give the desired output, or it may not be able to detect and fix all defects in our satellites and our Data & Analytics services, or resolve any delays or availability issues in the launch services we procure. These problems could result in expensive and time-consuming design modifications, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, termination of contracts for convenience or cause, diversion of our personnel’s attention from our product development efforts, exposure to liability for damages, damaged customer relationships, and harm to our reputation, any of which could materially and adversely harm our results of operations. In addition, increased development costs could be substantial.
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
Long-term disruptions in the capital and credit markets as a result of uncertainty due to adverse macroeconomic conditions, an uncertain regulatory environment or geopolitical conflict could adversely affect our access to capital. If financial market disruptions occur, it may become difficult for us to raise additional capital or refinance debt when needed, on acceptable terms or at all. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash, which could materially and adversely impact our business and our ability to execute our business strategies.
Risks Relating to Our Satellites and Industry
Our ability to grow our business depends on the successful production, launch, commissioning and/ or operation of our satellites and related ground systems, software and analytic technologies, which is subject to many uncertainties, some of which are beyond our control.
Our current primary R&D objectives focus on the development of satellites and related components that can remap the entire surface of the Earth in high resolution as well as our EO services, including creating a catalog of archived data. While we currently have 19 satellites in orbit, we estimate the gross costs associated with designing, building, and launching our satellites to continue to build out our constellation will be significant, and there can be no assurance that we will complete these deployments on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development and manufacturing of additional satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operation of our satellites and our Data & Analytics services involves many uncertainties, some of which are beyond our control, including, but not limited to:
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
•changes in project scope;
•our ability to obtain applicable approvals, licenses or certifications from regulatory agencies, if required, and to maintain current approvals, licenses or certifications;
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
The market for our products and services has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.
The market for Data & Analytics services and Space Systems has not been established with precision as the commercialization of space is a relatively new development and is rapidly evolving. Our views of the total addressable market are based on a number of third-party reports which may or may not accurately reflect future market size and growth. As a result, our views of the total addressable market for our products and services may prove to be incorrect. In addition, if interest in our Data & Analytics services and Space Systems by customers, or the expected growth in commercial applications for Data & Analytics services and Space Systems, is less than expected, or our satellite and related technologies are unable to meet expected customer expectations and demand, our business and financial results will be materially and adversely affected.
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
We are required to record orbital locations and operational parameters of our satellites with the ITU (as defined below) and to coordinate with other satellite operators and national administrations the use of these orbital locations and operational parameters in order to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain orbital locations and the type of applications or services that we can accommodate. If we are unable to coordinate our satellites by specified deadlines, we may not be able to use our satellites or certain orbital locations for our proposed service or coverage area, or we may lose interference protection for our satellites. The use of our satellites may also be temporarily or permanently adversely affected if the operation of other satellite networks do not conform to coordination agreements resulting in the acceptable interference levels being exceeded (such as due to operational errors associated with the transmissions to other satellite networks).
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
We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, acts of terrorism or disruptive geopolitical events where our facilities or the launch facilities of our transport partners are located, or where our third-party suppliers’ facilities are located, power shortages and blackouts, aging infrastructures and telecommunications failures. Furthermore, climate change has increased, and may continue to increase, the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts.
The availability of many of our Data & Analytics services depends on the continuing operation of our satellite operations infrastructure, satellite manufacturing operations, information technology and communications systems, some of which are supported by third-party vendors that are not under our control. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues. Our systems are vulnerable to damage or interruption from floods, fires, power loss, aging infrastructure, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. In the event we are unable to collect, process and deliver imagery from our facility, our daily operations and operating results would be materially and adversely affected. In addition, our ground terminal centers are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, aging infrastructure, telecommunications failures and similar events.
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
Risks Related to the Change in Our Place of Incorporation

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
Risks Related to Legal and Regulatory Matters
We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to maintain U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.
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
The raw data collected by our constellation is collected through a series of ground stations strategically located in several global locations. We have a primary mission command control center in the U.S. that has ultimate operational control of our constellation and is supported by additional teams in each of Spain and Argentina. With the shift of ultimate operational constellation control to the U.S., Satellogic filed for an operator’s license with NOAA which was granted in November 2023. We are currently pursuing a license with the Federal Communications Commission (“FCC”). We also are subject, directly and through our contract with SpaceX for launch of our satellites, to the U.S. regulations of FAA licensing requirements. We have taken appropriate measures to ensure full compliance with these and similar regulations.
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
•Our potential future contracts with U.S. and international defense contractors or directly with the U.S. government may be on a commercial item basis, eliminating the requirement to disclose and certify cost data. To the extent that there are interpretations or changes in the Federal Acquisition Regulations (“FAR”) regarding the qualifications necessary to sell commercial items, there could be a material impact on our business and operating results. For example, there have been legislative proposals to narrow the definition of a “commercial item” (as defined in the FAR) or to require cost and pricing data on commercial items that could limit or adversely impact our ability to contract under commercial item terms. Changes in regulatory application to our business could be accelerated due to changes in our mix of business, in federal regulations, or in the interpretation of federal regulations, which may subject us to increased oversight by the Defense Contract Audit Agency for certain of our products or services. Such changes could also trigger contract coverage under the Cost Accounting Standards (“CAS”) applicable to certain U.S. government procurements, further impacting our commercial operating model and requiring compliance with a defined set of business systems criteria. Growth in the value of certain contracts may increase our compliance burden, requiring us to implement new business systems to comply with such requirements. Failure to comply with applicable CAS requirements could adversely impact our ability to win future CAS-covered contracts.
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
•We are or may become subject to the Department of Defense’s Cybersecurity Maturity Model Certification (“CMMC”) requirements in connection with contracts involving the DoD, either as a prime contractor or subcontractor. Under current DoD regulations, CMMC Level 1 certification is expected to become mandatory for applicable DoD solicitations and contracts on or before November 9, 2026, and CMMC Level 2 certification is expected to become mandatory for applicable solicitations and contracts on or before November 9, 2028.
Compliance with CMMC may require us to implement and maintain specified cybersecurity controls, undergo third-party assessments where applicable, and incur additional compliance, audit, remediation, and monitoring costs. If we are unable to obtain or maintain the required CMMC certification at the applicable level within required timeframes, we may be ineligible to bid on or be awarded certain DoD contracts or subcontracts, may experience delays in contract awards, or could be subject to contractual remedies, including termination. Any such developments could adversely affect our business, financial condition, and results of operations.

In addition, evolving DoD cybersecurity requirements, including future amendments to FAR, DFARS, or CMMC program rules, may further increase our compliance burden and costs.
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
A large part of our growth strategy includes seeking U.S. governmental agency customers, particularly in D&I. Obtaining contracts with certain U.S. governmental agencies may require us to maintain national security clearance and mitigation elements under the National Industry Security Program. Obtaining and maintaining national security clearances involves a lengthy process. Going forward, we will require a facility clearance to meet the requirements of D&I EO solicitations.
Our business with governmental entities is subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities and may be negatively impacted by any change thereto.
We have entered into contracts with governments and governmental agencies to provide our products and services. This subjects our business to laws and regulations applicable to companies doing business with the applicable government. These government contracts customarily contain provisions that give the applicable government substantial rights and remedies, many of which are unfavorable to counterparty contractors and are not typically found in commercial contracts. For instance, most government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in such event, the counterparty to the contract may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Further, typically where the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
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
Risks Related to Our Intellectual Property, Data Privacy and Information Security
We may be unable to protect our intellectual property rights. Disclosure of trade secrets could cause harm to our business.
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
We also try to protect our intellectual property by filing patent applications related to our technology, inventions and improvements that are important to the development of our business. The steps we take to protect our intellectual property may be inadequate. We currently have 45 issued patents, 2 issued utility models and 40 patent applications pending in 11 jurisdictions. Our pending patent applications may not result in patents being issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application concerning the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. As a result, we cannot be certain that the patent applications that we file will be granted. Further, the scope of protection of issued patent claims is often difficult to determine.
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

If our data and network infrastructure were to fail, or if we were to suffer an interruption or degradation of services in our data center, third-party cloud, or other infrastructure environments, we could lose important manufacturing and technical data, which could harm our business. Our facilities, as well as the facilities of third parties that maintain or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired and our business could be adversely affected. A decision to close facilities without adequate notice or other unanticipated problems could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber attacks, sabotage, intentional acts of vandalism and other misconduct from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our customers. To date, we have not experienced a cybersecurity incident that has resulted in any material impact on our business strategy, results of operations, financial condition or on our ability to run our business. However, any such cybersecurity incident, including if we are unable to effectively resolve breaches in a timely manner, could result in damage to the market perception of the effectiveness of our security and privacy measures, result in negative publicity arising from these types of disruptions damage our reputation, and could have a material adverse effect on our business, operations and financial results. Furthermore, a security event that involves classified or other sensitive government information or certain controlled technical information, could subject us to civil or criminal penalties and could result in loss of government security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of services we offer as well as increase the number of customers and the countries within which we do business.
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
Additionally, as a result of the intensification of cybersecurity attacks during periods of geopolitical conflict, the volume and sophistication of attempted cybersecurity attacks has increased throughout the world. We believe these conflicts create a heightened risk of cyber attacks on our infrastructure, systems and operations and other providers of geospatial intelligence. The risk of cyber attack on us may be higher than that on our competitors due to our commitment to providing satellite imagery only to those organizations that will use our imagery for peaceful purposes as stated in our Terms of Use and as we have publicly stated.
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
Economic factors, such as continuing inflation and elevated interest rates for prolonged periods in the jurisdictions in which we operate or source materials, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, the Secured Convertible Notes bear interest at a variable rate. Any future indebtedness we may incur in the future may also bear interest at variable rates. Accordingly, if interest rates increase, so could our interest costs, which may have an adverse effect on our business, results of operations and financial condition.
Risks Related to Our Common Stock and Warrants
The dual class structure of our common stock has the effect of concentrating voting control with certain of our stockholders and limiting our other stockholders’ ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Class A common stock may view as beneficial.

The Class B common stock has a number of votes per share to equal the number of votes controlled by the Liberty Investor, while Class A common stock have one (1) vote per share. Our founder and Chief Executive Officer, Emiliano Kargieman, owns 10,582,641 shares of Class B common stock, which are entitled to 1.472467906 votes per share, granting him 100% of the voting power of the Class B common stock and [10.4%] of the voting power of our common stock as of March 14, 2026. This concentrated control may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock. In addition, on March 8, 2023, pursuant to the Liberty Letter Agreement, and following the forfeiture of a certain number of shares of Class B common stock in connection with the Forfeiture Event under the Merger Agreement as described below, we approved an amendment to our governing documents in effect as of such date, pursuant to which the number of votes per share of Class B Ordinary Share was increased from 1.463844005 to 1.472467906 in order to make the aggregate number of votes attributable to holders of Class B common stock equal to the aggregate number of votes attributable to the Liberty Shares. This amendment had the impact of reinforcing the voting power and control of Mr. Kargieman, and may result in the continuation of the aforementioned risks to stockholders.

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

In addition, our Secured Convertible Notes are convertible in Class A common stock at a rate of 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible Notes, subject to certain customary anti-dilution provisions. As of December 31, 2025, the conversion of the Secured Convertible Notes would result in the holder holding approximately 16.7% of our outstanding Class A common stock and 14.9% of the voting power of our common stock. Along with the significant voting power held by Mr. Kargieman, this would result in a significant concentration in the voting power of our common stock, meaning that other stockholders may have little influence in determining the outcome of corporate actions requiring stockholder approval, and which could have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of the Company, and might ultimately affect the market price of our Class A common stock.
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

The market price of our Class A common stock could decline as a result of sales of a large number of shares in the market or the perception that these sales could occur. These sales, or the possibility of these sales, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have recently completed several capital raises to fund our operations and constellation expansion, which have resulted in significant dilution to existing stockholders, including:

•a registered direct offering of Class A common stock that generated gross proceeds of approximately $35 million in January 2026;

•an underwritten public offering of Class A common stock in October 2025 that generated gross proceeds of approximately $90 million; and

•a registered direct offering of Class A common stock in April 2025 that generated gross proceeds of approximately $20 million.

•We have also filed registration statements with the SEC registering the resale of up to 25,000,000 shares of Class A common stock issuable upon the conversion of our Secured Convertible Notes. All of these shares currently remain unsold but represent a significant potential for future dilution.

•Additionally, we maintained an effective shelf registration statement for the sale of up to an aggregate of $150,000,000 of Class A common stock to allow us to conduct future offerings as capital needs arise. As of the date of this Report, this shelf registration statement has been fully utilized.

The issuance or resale, or the expected or potential issuance or resale, of a substantial number of shares of our Class A common stock—whether through the conversion of existing debt or future opportunistic capital raises—could adversely affect the market price for our Class A common stock and make it more difficult for you to sell your shares at times and prices that you feel are appropriate.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
The strategy followed by our Security Incident Response Team (“SIRT”) for managing material risks from cybersecurity threats is aligned to the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework 2.0 and its associated references in NIST SP 800-53r5.1.1 and NIST 800-61r2 Guides. The strategy was updated in the fourth quarter of 2023 to support our compliance with the SEC’s Rules on Cybersecurity Disclosure for Public Companies and has been annually reviewed in the fourth quarter since that time as part of our yearly review cycle and is included in our overall enterprise risk management program.
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
In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, we also:
•Use multi-factor authentication and other cryptographical processes to address identity-based cybersecurity risks.
•Use context aware access control processes.
•Adopted processes to ensure security in specific remote environments.

•Have implemented anti-phishing technologies.
•Deploy anti-malware solutions and have them continuously updated.
•Implemented a Security Information and Event Management (SIEM) system, where we monitor (automatically and otherwise) our networks, systems and users.
•Perform periodic network and vulnerability scans of our external and critical internal networks and systems.
•Have an incident detection and response team, with its policies and procedures, to review all events that may be part of a security incident.
•Use processes to assess and prioritize risks related to applications and how we use them.
•Ensure the asset inventory for relevant system components is kept current and accurate;
•Maintain updated network and systems architecture documentation
•Periodically engage well-known external consultants, where appropriate, to assess, test or otherwise assist with aspects of our security controls.
•Provide mandatory training on security and compliance matters to all employees, and some more specific as roles and responsibilities require.
•Have defined and periodically updated our information security policies regarding, among others, access and control, networked devices, credentials management, physical security, etc.
•Implement a secure software development life cycle and a maturity model to assess it, and accompany engineering teams during the process.
•Evaluate the information security risk associated with suppliers, partners, applications and services used.
We have established a committee specifically dedicated to determining the materiality of cybersecurity incidents (the “Materiality Determination Committee”), which includes key members of our organization: the Chief Financial Officer, Chief Information Security Officer (“CISO”), and the Senior Vice President of Operations, the latter having ultimate oversight responsibility for compliance matters. Once a threat event is determined to have any impact, the committee is assembled, informed and the threat event’s material impact is determined. If materiality is confirmed, then the reporting process starts in accordance with SEC rules (including reporting no later than four days after the materiality determination).
External help may be engaged at any step in the process, before or after the materiality committee is invoked, depending on the complexity and reach of the incident. Though we do not have a retainer on any external third parties, we have identified a list of potential entities to engage when needed.
We have not identified any cybersecurity incident that has had or may have a material impact on our business and, in particular, no unauthorized access to our information technology systems that has either occurred or is reasonably likely to have occurred, including any reports submitted to us by third parties (including regulatory agencies, law enforcement agencies and security consultants), to the extent that such unauthorized access to our information technology systems is reasonably likely to have a material effect on the (consolidated) financial statements, in each case or in the aggregate, and no ransomware attacks in which we have been asked, paid or are contemplating paying a ransom, regardless of the amount. However, conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology are assumed to be vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target.
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
Our Materiality Determination Committee is tasked with determining the materiality of cybersecurity incidents. Also, on a regular basis, the CISO updates the Executive Leadership Team on cybersecurity matters including any confirmed incident or any possible threat with a material or otherwise meaningful impact and shares an updated dashboard with key performance indicators on on-going efforts and long-term metrics.
The CISO is directly responsible for directing, “all cyber related activities (including monitoring, preventing, detecting, mitigating, and remediating)” and informing the Audit Committee of any cybersecurity incident or threat with material impact, including such threats associated with our use of external suppliers and other third-party service providers.
The CISO and Vice President of Information Security have more than 25- and 30-years’ experience, respectively, working directly in the cybersecurity industry, performing and coordinating red-teaming and blue-teaming exercises, conducting research and developing cybersecurity tools and products, as well as presenting at various international conferences.
The Information Security Team is segmented into three distinct sections: IDR, Secure Development (“SDLC”), and Infrastructure and Access Control (“IAC”). Furthermore, it collaborates with our product groups to integrate security measures into our products and services, thereby enhancing the overall security posture for our customers.

ITEM 2. PROPERTIES
Facilities
We operate a facility in a free trade zone, Zonamerica, in Montevideo, Uruguay, which consists of approximately 11,300 square feet of office space and an approximately 11,200 square foot manufacturing plant, with an annual production capacity of approximately 24 satellites, which is leased pursuant to multi-year lease agreements until May 2030.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s Class A common stock and Public Warrants are traded on the Nasdaq Capital Market under the trading symbols “SATL” and “SATLW,” respectively. There were approximately 88 stockholders of record of Class A shares and 4 holders of record of the Warrants as of March 14, 2026.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities for the fiscal year ended December 31, 2025.

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

We believe our unmatched capacity and ability to scale, our cost leadership and technical superiority, and our non-ITAR (International Traffic in Arms Regulations) design provides us with key competitive advantages.
Unmatched Capacity and Ability to Scale
Today’s EO data market is supply-constrained with customers demanding more data at lower costs. With 17 operational satellites and two satellites in commissioning as of December 31, 2025, we have one of the largest high-

resolution constellations commercially available with the ability to significantly leverage existing, in-orbit capabilities as capacity and cost champions.
Radical Cost Leadership and Technical Superiority

We produce and launch our satellites for a fraction of the cost of our competitors, which is achieved through our vertical integration, in-house manufacturing and an AI-First design philosophy optimized for low mass and rapid production. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities located in a free-trade zone in Montevideo, Uruguay. Additionally, our patent-protected camera design allows us to capture approximately 10x more imagery than our competitors. Our superior capture capacity, coupled with our radical cost leadership, results in industry-leading unit economics. When taken together with the resolution and frequency we are able to deliver, we believe Satellogic is uniquely positioned to drive a meaningful expansion of today’s EO market with persistent monitoring and actionable data.
Non-ITAR Design
We are a U.S.-incorporated company operating without the heavy burden of export controls based on our non-ITAR design and our principal manufacturing location in Montevideo, Uruguay. This allows us to provide unique, disruptively priced sovereign and defense solutions rapidly with technology and knowledge transfer resulting in local manufacturing capabilities and in-orbit flight heritage.
Our Strategy

Our strategy is focused along two distinct business lines: Data & Analytics, including Constellation as a Service (“CaaS”), and Space Systems. These two business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.

We expect the Data & Analytics business, including our CaaS business, will continue to represent the most predictable revenue stream, and we anticipate that it will be among the primary drivers of the business going forward. As the capacity and cost champions for high-resolution imagery, we offer our customers flexible monitoring and multiple captures per day at low latency. With the capabilities and capacity we have in orbit today, we can support a growing number of customers around the world.

Our Space Systems business offers unique solutions to sovereign customers or local partners with their own EO capabilities and in-orbit flight heritage at a disruptive price by leveraging our vertical integration and non-ITAR design. With rapid technology and knowledge transfer, our customers own, assemble and integrate their own satellites with operational support provided by us in their local AIT (Assembly, Integration and Test) facility. We anticipate our Data & Analytics line of business will augment the capabilities of many of the Space Systems customers.

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

We are currently an early-stage company, and while our revenues have increased each year, we have historically generated insufficient revenues to sustain the business from both legacy and new business lines and have relied on outside financing, both debt and equity to supplement the cash flows generated from our operations. To grow our business, we have to continue to improve our technology and regularly launch new and improved satellites, which require capital. Sustained and repeat business, along with securing new debt and equity capital, are critical for our ongoing success. See “Risk Factors – Risks Related to our Business and Industry.”

In addition, we believe the Domestication with greater visibility to investors and customers, particularly as we pursue U.S. government D&I-related contracts, and our success in leveraging this structure change will also be a key factor in our future operating results. However, there can be no assurance that the Domestication will allow us to successfully obtain such contracts or resolve other risks related to competing for government contracts. See “Item 1A. Risk Factors – Risks Related to the Change in Our Place of Incorporation.”
Key Components of Results of Operations
The following briefly describes the components of revenue and expenses as presented in our Consolidated Statements of Operations and Comprehensive Loss.
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Consolidated Financial Statements as of December 31, 2025 and 2024, and for the years then ended (the “Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
The Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements are presented in United States thousands of dollars (hereinafter “U.S. dollars” or “$”), unless stated otherwise.
Revenue
Revenue is currently derived from our Data & Analytics and Space Systems business lines. We sell our imagery to Data & Analytics customers as a single task and recognize revenue at a point-in-time, while we enter into arrangements with CaaS customers that provide a stand-ready commitment and recognize revenue over time. For our Space Systems business lines, we sell our satellites and related products directly to customers and typically recognize revenue at a point in time.
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
Other income (expense), net
Other income (expense), net consists mainly of differences related to foreign exchange gains and losses as well as gains and losses on disposal of property and equipment.
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

Results of Operations
Comparison of Results for the years ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024.

(in thousands of US dollars)	Year Ended December 31,		2025 vs 2024
	2025	2024	$ Change	% Change
Revenue	$17,707	$12,870	$4,837	38%
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	4,876	5,024	(148)	(3)%
Engineering	10,375	14,405	(4,030)	(28)%
Selling, general and administrative expenses	25,735	32,992	(7,257)	(22)%
Depreciation expense	7,740	12,655	(4,915)	(39)%
Total costs and expenses	48,726	65,076	(16,350)	(25)%
Operating loss	(31,019)	(52,206)	21,187	(41)%
Other income (expense), net
Interest income, net	1,579	970	609	63%
Change in fair value of financial instruments	25,871	(60,071)	85,942	(143)%
Other income (expense), net	(541)	(2,107)	1,566	(74)%
Total other income (expense), net	26,909	(61,208)	88,117	(144)%
Loss before income tax	$(4,110)	$(113,414)	$109,304	(96)%
Income tax expense	(673)	(2,858)	2,185	(76)%
Net loss	$(4,783)	$(116,272)	$111,489	(96)%

Revenue
During the year ended December 31, 2025, revenue increased $4.8 million, or 38% to $17.7 million from $12.9 million for the year ended December 31, 2024, driven by a $4.9 million increase in imagery ordered by new and existing Data & Analytics customers. Revenue for the year ended December 31, 2025 included $16.0 million attributable to our Data & Analytics line of business and $1.7 million attributable to our Space Systems line of business compared to $11.1 million and $1.8 million respectively, in the prior year.

Cost of sales
Cost of sales, exclusive of depreciation, decreased $148 thousand, or 3%, to $4.9 million for the year ended December 31, 2025 from $5.0 million for the year ended December 31, 2024. The decrease was primarily due to lower cloud service costs and Space Systems costs partially offset by antenna rental and ground station costs.
Engineering expenses

	Year Ended December 31,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	Change	% Change
Engineering
Salaries, wages, and other benefits	$7,008	$10,259	$(3,251)	(32)%
Stock-based compensation	548	320	228	71%
Professional fees	379	992	(613)	(62)%
Software expenses	690	681	9	1%
Other	1,750	2,153	(403)	(19)%
Total	$10,375	$14,405	$(4,030)	(28)%

Engineering expenses decreased $4.0 million, or 28%, to $10.4 million for the year ended December 31, 2025 from $14.4 million for the year ended December 31, 2024. The decrease was driven primarily by a decrease in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from continued cash control measures during 2024, in addition to a reduction in costs resulting from the termination of our high-throughput plant lease in the Netherlands in 2024.
Selling, general and administrative expenses

	Year Ended December 31,		2025 vs 2024
(in thousands of U.S. dollars)	2025	2024	$ Change	% Change
Selling, general and administrative
Issuance costs and fees related to Secured Convertible Notes	$—	$2,444	$(2,444)	(100)%
Professional fees	4,527	9,057	(4,530)	(50)%
Stock-based compensation	3,712	2,015	1,697	84%
Salaries, wages, and other benefits	9,033	11,010	(1,977)	(18)%
Expense for estimated credit losses on accounts receivable, net of recoveries collected	(38)	22	(60)	(273)%
Insurance	1,114	1,923	(809)	(42)%
Software expenses	5,119	5,259	(140)	(3)%
Other administrative expenses	2,268	1,262	1,006	80%
Total	$25,735	$32,992	$(7,257)	(22)%

Selling, general and administrative expenses decreased $7.3 million, or 22%, to $25.7 million during the year ended December 31, 2025, from $33.0 million for the year ended December 31, 2024. The decrease was driven primarily by a $4.5 million decrease in professional fees consisting mainly of the accrued advisory fee pursuant to the Liberty Subscription Agreement that was fully accrued in 2024 (see Note 4 (Reverse Recapitalization) to the Consolidated Financial Statements), and $2.4 million of issuance costs and fees related to the Secured Convertible Notes in 2024, partially offset by professional fees related to the Domestication in 2025. The decrease was also partially driven by a $2.0 million decrease in salaries, wages, and other benefits as a result of the Company’s workforce reductions in 2024 and other expense reductions resulting from cash control measures during 2024. These increases were partially offset by an increase in stock-based compensation resulting from a restricted stock unit grant issued during the current year.

Depreciation expense
Depreciation expense decreased $4.9 million, or 39%, to $7.7 million for the year ended December 31, 2025, as compared to $12.7 million for the year ended December 31, 2024. The decrease was due primarily to the decommissioning of 8 satellites upon reaching the end of their useful life since the fourth quarter of 2024 compared to the launch of 3 satellites into our constellation in 2025.

Interest income, net
Interest income, net increased by $0.6 million, or 63%, to $1.6 million for the year ended December 31, 2025, from $1.0 million for the year ended December 31, 2024. The increase was due primarily to a $0.6 million increase in interest income on cash and cash equivalents due to higher average cash and cash equivalents balances in 2025 compared to 2024.
Change in fair value of financial instruments
The year over year positive change in fair value of financial instruments of $85.9 million was related to net gains of $25.9 million for the year ended December 31, 2025, compared to net losses of $60.1 million for the year ended December 31, 2024. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes and our warrant and earnout liabilities primarily impacted by changes in our stock price.

Other income (expense), net
Other income (expense), net improved by $1.6 million, or 74%, to $0.5 million of expense for the year ended December 31, 2025, compared to $2.1 million of expense for the year ended December 31, 2024. The improvement was primarily due to the loss on disposal of leasehold improvements in 2024 from the termination of our high-throughput plant lease in the Netherlands, partially offset by foreign currency exchange net losses for the year ended December 31, 2025 compared to net gains for the year ended December 31, 2024.
Income tax expense
Income tax expense decreased by $2.2 million, or 76%, to $0.7 million for the year ended December 31, 2025, from $2.9 million for the year ended December 31, 2024. The decrease was due primarily to a lower amount of foreign taxes recorded in Argentina compared to the prior year.
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
We define Non-GAAP EBITDA as net loss excluding interest, income taxes, depreciation and amortization. We did not incur amortization expense during the years ended December 31, 2025 and 2024.
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
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Net loss available to stockholders	$(4,783)	$(116,272)
EBITDA (non-GAAP)	3,643	(100,688)
Adjusted EBITDA (non-GAAP)	(17,427)	(33,731)
Net cash used in operating activities	(26,886)	(35,890)
Free Cash Flow (non-GAAP)	(34,262)	(40,928)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Net loss available to stockholders	$(4,783)	$(116,272)
Interest expense	13	71
Income tax expense	673	2,858
Depreciation expense	7,740	12,655
Non-GAAP EBITDA	$3,643	$(100,688)
Professional fees related to Secured Convertible Notes	—	2,444
Other expense (income), net (1)	541	2,107
Change in fair value of financial instruments	(25,871)	60,071
Stock-based compensation	4,260	2,335
Non-GAAP Adjusted EBITDA	$(17,427)	$(33,731)
(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Net cash used in operating activities	$(26,886)	$(35,890)
Less purchases of property and equipment	(7,376)	(5,038)
Non-GAAP Free Cash Flow	$(34,262)	$(40,928)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of December 31, 2025, we had $94.4 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $30.9 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of December 31, 2025, we had an accumulated deficit of $404.9 million, and for the year ended December 31, 2025, we had net cash used in operating activities of $26.9 million.
We continue to maintain cost and spending control measures which were implemented in the second quarter of 2024, including controlling growth in our workforce to preserve liquidity.
On April 12, 2024, the Company, Borrower, and Holder Representative entered into the Note Purchase Agreement with the Purchaser, pursuant to which Borrower agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30.0 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum. subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Borrower), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Borrower may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million. The Secured Convertible Notes mature on April 12, 2028.
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
In connection with the Offering, the Company also entered into, a registration rights agreement with the Purchaser pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
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

On December 20, 2024, the Company entered into a Sales Agreement with CF&Co., acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50,000,000 (the “ATM Program”). On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent under the ATM Program. On April 9, 2025, the Company entered into the Second A&R Sales Agreement with the Sales Agents, pursuant to which references to the Company’s Class A ordinary shares were replaced with references to the Company’s Class A common stock, along with other conforming changes, in connection with the Domestication. No Class A common stock was sold pursuant to the ATM Program during 2024. Since December 31, 2024 through the date of this Report the Company sold $8.7 million aggregate amount of Class A common stock under the ATM Program. On October 16, 2025, the Company decreased the amount of Class A common stock offered pursuant to the ATM Program, such that the Company offered up to an aggregate of $15 million of shares of Class A common stock pursuant to the ATM Program from and after the sale thereof, not including the shares of Class A common stock previously sold. On January 26, 2026, the Company decreased the amount of Class A common stock offered pursuant to the ATM

Program, such that the Company could no longer make any sales of its Class A common stock pursuant to the ATM Program from and after the date thereof, not including the shares of Class A common stock previously sold.

On April 15, 2025, the Company entered into the Securities Purchase Agreement with the purchaser party thereto, pursuant to which the Company agreed to issue and sell in a registered direct offering, 6,451,612 shares of the Company’s Class A common stock at an offering price of $3.10 per share. The gross proceeds to the Company from the offering were approximately $20 million, before deducting the placement agent’s fees and estimated offering expenses payable by the Company. The closing of the offering occurred on April 16, 2025. See Note 1 (Nature of the Business and Basis of Presentation) of this Report for further details.

On October 15, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with CF&Co., as representative of the underwriters named therein, in connection with an underwritten public offering of 27,692,308 shares of the Company’s Class A common stock, par value $0.0001 per share, at a public offering price of $3.25 per share.

Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30-day option to purchase up to 4,153,846 additional shares of Class A common stock. The gross proceeds to the Company from the offering were $90 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. All of the shares were sold by the Company. The closing of the offering occurred on October 17, 2025.
On January 26, 2026, the Company entered into a share purchase agreement with the purchasers party thereto, pursuant to which the Company agreed to issue and sell in a registered direct offering, 7,399,578 shares of the Company’s Class A common stock, par value $0.0001 per share, at an offering price of $4.73 per share. The gross proceeds to the Company from the offering were approximately $35 million, before deducting the placement agents’ fees and estimated offering expenses payable by the Company. The closing of the offering occurred on January 27, 2026.
As discussed in Note 1 to the consolidated financial statements, the Company resolved the doubt as to its ability to continue as a going concern previously disclosed in the 2024 Form 10-K. Management believes that current liquidity and expected operating cash flows are sufficient to fund operations and meet obligations for at least the next twelve months.
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

Cash Flows Summary
The following table summarizes our cash flow information for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Net cash flows:
Net cash flows used in operating activities	$(26,886)	$(35,890)
Net cash flows used in investing activities	(7,376)	(5,032)
Net cash flows provided by financing activities	112,513	37,455
Net change in cash, cash equivalents and restricted cash	$78,251	$(3,467)
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
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Year Ended December 31,
	2025	2024
Net loss	$(4,783)	$(116,272)
Adjustments for the impact of non-cash items (1)	(14,793)	77,822
Net loss adjusted for the impact of non-cash items	(19,576)	(38,450)
Changes in assets and liabilities
Accounts receivable(2)	(6,024)	(1,126)
Inventories(3)	(723)	—
Prepaid expenses and other current assets(4)	1,854	(1,666)
Accounts payable(5)	(1,527)	(2,356)
Contract liabilities(6)	8,996	2,532
Other(7)	(9,886)	5,176
Net cash used in operating activities	$(26,886)	$(35,890)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, loss on debt extinguishment, changes in foreign currency and others.
(2)The change is primarily due to higher accounts receivable from a Space Systems customer.
(3)The change is due to two satellites being built for a Space Systems customer.
(4)The change is primarily due to timing of payments including lower prepaid insurance expenses at December 31, 2025 compared to December 31, 2024.
(5)The change is primarily due to the timing of payments.
(6)The change is primarily due to a net increase primarily from a new Space Systems revenue contract in 2025.
(7)The change is primarily due to timing of payments including the $7.5 million Liberty management fee payment made in 2025, for which $5.0 million was accrued for in 2024.

Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.
Net cash used in investing activities was $7.4 million for the year ended December 31, 2025, compared to $5.0 million for the year ended December 31, 2024. The increase in cash used in investing activities was primarily driven by an increase in property and equipment purchases in the fourth quarter of 2025 after cost control measures implemented in 2023 limited satellites launched for the Company’s constellation to 3 and 5 during the year ended December 31, 2025 and the year ended December 31, 2024, respectively.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $112.5 million for the year ended December 31, 2025 compared to net cash provided by financing activities of $37.5 million for the year ended December 31, 2024. The increase in cash provided by financing activities resulted primarily from proceeds from the underwritten public offering in October 2025 and registered direct offering in April 2025, net of transaction costs, compared to proceeds from Secured Convertible Notes and the PIPE Investment, net of transaction fees received in 2024.
Debt
Refer to Note 17 (Secured Convertible Notes) to the Consolidated Financial Statements for a discussion of our debt at December 31, 2025 and 2024.
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
We performed an impairment test as of December 31, 2025 and 2024 due to our net losses for the related periods. We concluded that our asset group is not impaired as our test concluded that the expected future undiscounted cash flows exceeded the carrying value of the asset group.
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

Earnout Liabilities

In connection with the Reverse Recapitalization (see Note 4 (Reverse Recapitalization) to the Consolidated Financial Statements) and pursuant to the Merger Agreement, eligible Satellogic equity holders are entitled to receive additional shares of our common stock upon the achievement of certain earnout triggering events. In accordance with ASC 815-40, the earnout shares are not indexed to the common stock and therefore are accounted for as a liability at the Reverse Recapitalization date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of Changes in Fair Value of Financial Instruments in the Consolidated Statements of Operations and Comprehensive Loss. The earnout liabilities are categorized as a Level 3 fair value measurement using the Monte Carlo model. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current price of our common stock, expected volatility, and risk-free rate.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Consolidated Statements and Other Financial Information

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Satellogic Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Satellogic Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Charlotte, North Carolina

March 19, 2026

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands of U.S. dollars, except share and per share amounts)	2025	2024
Revenue	$17,707	$12,870
Costs and expenses
Cost of sales, exclusive of depreciation shown separately below	4,876	5,024
Engineering	10,375	14,405
Selling, general and administrative	25,735	32,992
Depreciation expense	7,740	12,655
Total costs and expenses	48,726	65,076
Operating loss	(31,019)	(52,206)
Other income (expense), net
Interest income, net	1,579	970
Change in fair value of financial instruments	25,871	(60,071)
Other income (expense), net	(541)	(2,107)
Total other income (expense), net	26,909	(61,208)
Loss before income tax	(4,110)	(113,414)
Income tax expense	(673)	(2,858)
Net loss available to stockholders	$(4,783)	$(116,272)
Other comprehensive loss
Foreign currency translation gain (loss), net of tax	1,102	(538)
Comprehensive loss	$(3,681)	$(116,810)

Basic net loss per share for the period attributable to holders of Common Stock	$(0.04)	$(1.28)
Basic weighted-average Common Stock outstanding	109,134,266	91,164,286
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.18)	$(1.28)
Diluted weighted-average Common Stock outstanding	134,134,266	91,164,286
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands of U.S. dollars, except share and per share amounts)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$94,430	$22,493
Restricted cash	7,407	—
Accounts receivable, net of allowance of $52 and $148, respectively	8,548	1,464
Inventories	2,090	—
Prepaid expenses and other current assets	2,699	3,907
Total current assets	115,174	27,864
Property and equipment, net	24,650	27,228
Operating lease right-of-use assets	7,048	877
Other non-current assets	4,431	5,722
Total assets	$151,303	$61,691
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,432	$3,754
Warrant liabilities	5,818	11,511
Earnout liabilities	554	1,501
Operating lease liabilities	1,174	363
Contract liabilities	10,609	5,871
Accrued expenses and other liabilities	1,918	11,621
Total current liabilities	22,505	34,621
Secured Convertible Notes at fair value	56,110	79,070
Operating lease liabilities	6,099	516
Contract liabilities	4,000	—
Other non-current liabilities	2,063	516
Total liabilities	90,777	114,723
Commitments and contingencies (Note 19)
Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 125,639,916 shares issued and 125,072,093 shares outstanding as of December 31, 2025 and 83,000,501 shares issued and 82,432,678 shares outstanding as of December 31, 2024	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,641 shares issued and outstanding as of December 31, 2025 and 13,582,642 shares issued and outstanding as of December 31, 2024	—	—
Treasury stock, at cost, 567,823 shares as of December 31, 2025 and 2024	(8,603)	(8,603)
Additional paid-in capital	473,486	356,247
Accumulated other comprehensive income (loss)	531	(571)
Accumulated deficit	(404,888)	(400,105)
Total stockholders’ equity (deficit)	60,526	(53,032)
Total liabilities and stockholders' equity	$151,303	$61,691
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Shares Outstanding
	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	90,303,985	$344,144	$(8,603)	$(33)	$(283,833)	$51,675
Net loss	—	—	—	—	(116,272)	(116,272)
Issuance of Class A Common Stock upon PIPE Investment	3,571,429	9,516	—	—	—	9,516
Other comprehensive loss	—	—	—	(538)	—	(538)
Exercise of stock options and RSUs vested	2,139,806	911	—	—	—	911
Payments for withholding taxes related to the net share settlement of equity awards	—	(660)	—	—	—	(660)
Exercise of $8.63 Warrants	100	1	—	—	—	1
Stock-based compensation	—	2,335	—	—	—	2,335
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

	Shares Outstanding
	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(4,783)	(4,783)
Issuance of Class A Common Stock under ATM Program	2,452,704	8,702	—	—	—	8,702
Issuance of Class A Common Stock under Registered Direct Offering	6,451,612	18,769	—	—	—	18,769
Issuance of Class A Common Stock under Underwritten Public Offering	27,692,308	84,908	—	—	—	84,908
Other comprehensive gain	—	—	—	1,102	—	1,102
Exercise of stock options and RSUs vested	3,042,790	1,759	—	—	—	1,759
Payments for withholding taxes related to the net share settlement of equity awards	—	(1,159)	—	—	—	(1,159)
Stock-based compensation	—	4,260	—	—	—	4,260
Balance as of December 31, 2025	135,654,734	$473,486	$(8,603)	$531	$(404,888)	$60,526

SATELLOGIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands of U.S. dollars)	2025	2024
Cash flows from operating activities:
Net loss	$(4,783)	$(116,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,740	12,655
Debt issuance costs	—	2,397
Operating lease expense	1,910	1,515
Stock-based compensation	4,260	2,335
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	(29,182)	58,546
Foreign exchange differences	(105)	(2,936)
Loss on disposal of property and equipment	691	4,377
(Release) expense for estimated credit losses on accounts receivable	(38)	22
Equity in net (income) loss of affiliate	(8)	—
Non-cash change in contract liabilities	(357)	(1,323)
Other, net	296	234
Changes in operating assets and liabilities:
Accounts receivable	(6,024)	(1,126)
Inventories	(723)	—
Prepaid expenses and other current assets	1,854	(1,666)
Accounts payable	(1,527)	(2,356)
Contract liabilities	8,996	2,532
Accrued expenses and other liabilities	(8,199)	7,200
Operating lease liabilities	(1,687)	(2,024)
Net cash used in operating activities	(26,886)	(35,890)
Cash flows from investing activities:
Purchases of property and equipment	(7,376)	(5,038)
Other	—	6
Net cash used in investing activities	(7,376)	(5,032)
Cash flows from financing activities:
Proceeds from Secured Convertible Notes	—	30,000
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	8,236	—
Proceeds from issuance of Common Stock from PIPE investment, net of transaction costs	—	9,600
Proceeds from Registered Direct Offering, net of transaction costs	18,769	—
Proceeds from Underwritten Public Offering, net of transaction costs	84,908	—
Payments of debt issuance costs	—	(2,397)
Payments for withholding taxes related to the net share settlement of equity awards	(1,159)	(660)
Proceeds from exercise of Public Warrants	—	1
Proceeds from exercise of stock options	1,759	911
Net cash provided by financing activities	112,513	37,455
Net increase (decrease) in cash, cash equivalents and restricted cash	78,251	(3,467)
Effect of foreign exchange rate changes	159	2,546
Cash, cash equivalents and restricted cash - beginning of period	23,682	24,603
Cash, cash equivalents and restricted cash - end of period	$102,092	$23,682
The accompanying notes are an integral part of the Consolidated Financial Statements.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
1. Nature of the Business and Basis of Presentation
Nature of the Business
On January 25, 2022 (the “Closing Date”), Satellogic Inc. (“Satellogic” or the “Company”), a BVI business company incorporated in the BVI as a company limited by shares, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement”), by and among the Company, CF Acquisition Corp. V, a Delaware corporation (“CF V” and now known as “Satellogic V. Inc.”), Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of the Company, Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Nettar.
Nettar was, prior to the transaction, the holding company of the Satellogic group and was incorporated on October 7, 2014, under the laws of the BVI as a company limited by shares.

On March 26, 2025, the Company completed its domestication, pursuant to which it domesticated as a corporation incorporated under the laws of the State of Delaware and discontinued as a business company with limited liability incorporated under the laws of the BVI (the “Domestication”). The Company’s principal executive office is located at 210 Delburg Street, Davidson, NC 28036.
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
Basis of Presentation
The accompanying Consolidated Financial Statements as of December 31, 2025 and 2024 and for the years then ended (the “Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The Company conducts business through one operating segment.
The accompanying Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions, including the intercompany portion of transactions with equity method investees, have been eliminated in consolidation. The Consolidated Financial Statements are presented in United States dollars (hereinafter “U.S. dollars” or “$”).

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the reported results of operations, balance sheet or cash flows.
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

Going Concern and Liquidity

For the year ended December 31, 2024, the Company disclosed that certain events and conditions raised substantial doubt about its ability to continue as a going concern primarily due to recurring operating losses and limited liquidity.

The Company believes those events and conditions were resolved as a result of the $90 million underwritten public offering closed on October 17, 2025 and the $35 million registered direct offering closed on January 27, 2026.

Accordingly, the consolidated financial statements as of and for the year ended December 31, 2025 have been prepared without a going concern uncertainty.

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
Our main revenue stream is from services. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied, either over time or a point in time. Revenue is recognized upon delivery for Data & Analytics contracts in which performance obligations are satisfied at a point in time upon image delivery. The Company has determined that it provides a series of distinct services in which the customer simultaneously receives and consumes data, so therefore the Company recognizes revenue ratably over the subscription period. For Space Systems contracts, revenue is typically recognized at a point in time, upon delivery of equipment or in-orbit delivery of satellites.
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

Remaining Performance Obligations

Effective October 1, 2025, the Company elected to change its method of disclosing remaining performance obligations ("RPO"). Historically, the Company utilized the practical expedient available under ASC 606-10-50-14, which allowed for the exclusion of contracts with an original expected duration of one year or less.

The Company has elected to voluntarily terminate the use of this practical expedient to provide a more comprehensive view of its total contracted backlog and future revenue visibility. The adoption of this disclosure methodology resulted in an increase of $21.0 million to the reported RPO as of December 31, 2025. This change impacted disclosure only and had no effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss, or cash flows.
Fair Value Measurement
Certain assets and liabilities are carried at fair value in accordance with U.S. GAAP.
Valuation techniques used to measure fair value require us to utilize observable and unobservable inputs. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Financial instruments carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of December 31, 2025, one customer accounted for 66% of accounts receivable, net of allowance. As of December 31, 2024, two customers accounted for 70% of our accounts receivable net of allowance.

We had three customers that each accounted for more than 10% of our revenue totaling $9.6 million for the year ended December 31, 2025 and two customers that each accounted for more than 10% of our revenue totaling $7.0 million for the year ended December 31, 2024.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of December 31, 2025 and 2024 due to our net loss for those years and concluded that the asset group is not impaired.

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

Equity Method Investment

We account for our equity investment in which we have significant influence, but not a controlling financial interest, using the equity method of accounting. Under the equity method of accounting, investments are initially recorded at cost, less impairment, and subsequently adjusted to recognize our share of earnings or losses as a component of Other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss. Our equity method investment is required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value. We have not recorded any impairment losses related to our equity method investment during the two-year period ended December 31, 2025.

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
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, foreign currency contracts and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Consolidated Statements of Operations and Comprehensive Loss (included in other income (expense), net) and resulted in losses of $0.5 million and gains of $2.4 million during the years ended December 31, 2025 and 2024, respectively.
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

We have elected the practical expedient in paragraphs 326-20- 30-10C through 30-10D to estimate expected credit losses related to our current accounts receivable. The practical expedient allows us to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. We have determined that the current conditions as of the balance sheet date are consistent with those conditions that existed during the period that the historical data were collected. Accordingly, we determined that no adjustment to our historical loss information was necessary.
Accounts are written off against the allowance account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Allowance for credit losses as of beginning of period	$148	$126
(Release) Provision	(38)	22
Write-offs	(66)	—
Recoveries collected	8	—
Allowance for credit losses as of end of period	$52	$148
Inventories

Inventories consist of satellites and satellites under construction that were previously classified as Property and equipment and have been reclassified to Inventories at their carrying amounts upon a change in intended use from internal operations to sale in the ordinary course of business to customers with a specified contract.

Satellites and satellites under construction, prior to the transfer of control to a customer are classified as work in process (“WIP”). As of December 31, 2025, the Company had $2.1 million of work in process inventories. As of December 31, 2024, the Company did not have any inventories.

WIP primarily represents (a) amounts paid to third party vendors of satellite components, (b) internal labor costs incurred to develop and integrate the Company's satellites, including salaries and allocations of other related costs and (c) launch service vendors for the costs associated with launching the Company's satellites, which includes launch and launch insurance costs.

The Company uses the specific identification method to determine the cost of each satellite. Inventories are stated on a consistent basis at the lower of historical cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
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

	December 31,
	2025	2024
Cash and cash equivalents	$94,430	$22,493
Restricted cash	7,407	—
Restricted cash included in Other non-current assets	255	1,189
Total cash, cash equivalents and restricted cash	$102,092	$23,682

Cash Flow Information

	Year Ended December 31,
	2025	2024
Cash paid during the period for:
Income tax, net of refunds	$330	$2,799
Interest	$3,323	$1,596

	December 31,
	2025	2024
Supplemental cash flow information
Unpaid property and equipment included in accounts payable December 31	$623	$773
Non-cash reclassification from property and equipment to inventory for capitalized costs paid in a prior period.	$1,367	$—

Research and Development
Research and development (R&D) costs are expensed in the period in which they are incurred. R&D costs include materials and equipment that have no alternative future use, depreciation on equipment and facilities currently used for R&D purposes, personnel costs, contract services and reasonable allocations of indirect costs, if clearly related to an R&D activity. Expenditures in the pre-production phase of an R&D project are recorded as R&D expense. Research and development expenses for the years ended December 31, 2025 and 2024 were $5.0 million and $7.5 million, respectively and are included within Engineering costs on the Consolidated Statement of Operations and Comprehensive Loss.
Tax Collected from Customers
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from customers, are excluded from revenue.
3. Accounting Standards Updates
Accounting Standards Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which requires (1) greater disaggregation and consistent categories of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes other amendments to align disclosures with Regulation S-X and remove non-beneficial disclosures. The guidance is effective for public entities for annual periods beginning after December 15, 2024. The Company has applied this guidance prospectively when preparing its related disclosures. See Note 11 (Income Taxes) for the Company’s updated tax disclosures.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that allows an entity to assume that current economic conditions at the balance sheet date will remain unchanged for the remaining life of the asset when measuring expected credit losses (“ECL”) on accounts receivable and certain contract assets recognized under Topic 606. The practical expedient is intended to reduce complexity for short-duration trade receivables. An entity electing this expedient is required to disclose that election. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods. Early adoption is permitted. The Company has accounts receivable balances evaluated under Topic 326 and has elected early implementation for the year ended December 31, 2025. See Note 2 (Summary of Significant Accounting Policies).

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date, which requires a new footnote disclosure for public entities to disaggregate, in a tabular format, certain relevant expense captions on the face of the income statement (e.g., cost of sales, SG&A) that include any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and certain depletion expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the guidance to determine the effect on the Company’s disclosures.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Clarifying the Scope of Derivatives and Noncash Consideration Received from a Customer. This ASU provides clarification in two main areas: (1) it creates a scope exception within Topic 815 for contracts with underlyings based on operational variables specific to one of the contracting parties (e.g., sales, earnings measures, or production volumes), and (2) it clarifies that the guidance in Topic 606 must be applied before the derivative or equity accounting guidance for share-based noncash consideration received from a customer. The amendments are effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company evaluated the impact of the new guidance on its consolidated financial statements and given the limited and infrequent use of derivatives, we determined that this guidance will not have a material impact on our consolidated financial statements or disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which centralizes interim disclosure requirements and codifies a "disclosure principle" requiring an explanation of material changes occurring since the most recent annual period. As the Company currently adheres to similar requirements under SEC Regulation S-X Rule 8-03, the adoption of this guidance is not expected to significantly change current interim reporting practices. The amendments are effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this guidance prospectively and does not anticipate that the adoption will have a material impact on its consolidated financial statements or disclosures.

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
The transaction resulted in net cash proceeds of $168 million, after transaction expenses and debt repayment, through the contribution of cash held in CF V’s trust account, net of redemptions by CF V’s public stockholders, and a concurrent private placement offering led by SoftBank’s SBLA Advisers Corp. and CF&Co., among other institutional investors, and the Liberty Investment, as defined and described further below.
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

An advisory fee is payable by Satellogic in exchange for advisory services to be provided to Satellogic from time to time until a Cessation Event (as defined in the Liberty Subscription Agreement). The advisory fee includes a warrant to purchase 2,500,000 of Satellogic’s Class A ordinary shares at an exercise price of $10.00 per share (the “Liberty Advisory Fee Warrant”), which was issued at the Liberty Closing, and for so long as a Cessation Event has not occurred, $1.25 million to be paid in cash on the 18-month anniversary of the Liberty Closing and on the last day (or, if not a business day, the immediately following business day) of each of the following five successive three-month anniversaries of such 18-month anniversary (each, an “Advisory Fee Cash Payment” and together, the “Advisory Fee Cash Payments”), representing an aggregate of up to $7.5 million in Advisory Fee Cash Payments. The Advisory Fee Cash Payment was made in 2025 and the $7.5 million owed to the Liberty Investor for the Advisory Fee Cash Payments at December 31, 2024 was included in accrued expenses and other liabilities on the Consolidated Balance Sheet.

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

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Columbia Warrant

In March 2021, we issued a warrant to purchase up to 15,931,360 shares of our common stock (“Columbia Warrant”) at a weighted average exercise price of $2.52 per share, or an aggregate of $40.1 million, in connection with a loan agreement between us and Columbia River Investment Limited (“Columbia”).

The Columbia Warrant is exercisable the earlier of 25 years from the effective date or the date in which the warrant is exercised in full.

The Columbia Warrant was initially recognized on March 8, 2021 as a liability with a fair value of $161.2 million. In 2022, the fair value of the Columbia Warrant of $124.8 million was reclassified to additional paid-in capital in connection with the Merger.

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

The Company’s operating segment derives its revenues from the sale of images via Data & Analytics including Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company evaluates its operations based on net (loss) income. Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the financial statements include: net (loss), total assets, total revenue, interest income, interest (expense), depreciation expense, equity in net income (loss) of affiliate, income tax (expense), and equity in net income of affiliates accounted for by the equity method. In addition to depreciation expense other non-cash expenses include stock-based compensation disclosed on the statement of cash flows and a non-cash sales agreement described in Note 6 (Revenue from Contracts with Customers). Total purchases of long lived assets include purchases of property and equipment disclosed in the statement of cash flows and the acquisition of operating lease right of use assets disclosed in Note 18 (Leases).

Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax (expense), interest and financing costs, partially offset by foreign currency income adjustments and interest income.

Operations for the Company’s segment were as follows:

	Years Ended December 31,
	2025	2024
Revenue	$17,707	$12,870
Cost of sales excluding depreciation	(4,876)	(5,024)
Engineering	(10,375)	(14,405)
Selling, general and administrative expenses	(25,735)	(32,992)
Other segment items	18,496	(76,721)
Net loss	$(4,783)	$(116,272)

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Revenue by geographic area is as follows(a):

	Revenues
	Years ended December 31,
	2025	2024
U.S.	$12,039	$7,318
Albania	2,241	1,648
All Other	3,427	3,904
Total	$17,707	$12,870

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

6. Revenue from Contracts with Customers
During the year ended December 31, 2025, we recognized revenue of $17.7 million, of which $3.9 million was recognized over time and $13.8 million was recognized at a point in time. During the year ended December 31, 2024, we recognized revenue of $12.9 million, of which $3.1 million was recognized over time and $9.8 million was recognized at a point in time.
In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. We recognized $4.4 million of revenue from this customer during the year ended December 31, 2025. We recognized $5.3 million of revenue from this customer during the year ended December 31, 2024.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Year Ended December 31,
	2025	2024
Revenue by business line
Data & Analytics including CaaS	$15,996	$11,113
Space Systems	1,711	1,757
Total revenue	$17,707	$12,870

Information about our revenue by timing is as follows:

	Year Ended December 31,
	2025	2024
Revenue by timing
Over time	$3,912	$3,122
Point-in time	13,795	9,748
Total revenue	$17,707	$12,870

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Year Ended December 31,
	2025	2024
Revenue by geography (1)
North America	$12,068	$7,904
Europe	2,780	2,631
Asia & Asia Pacific	2,500	2,322
South America	359	13
Total revenue	$17,707	$12,870
(1)Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant product or service. Amounts included in Contract liabilities are as follows:

	December 31,
	2025	2024
Current	$10,609	$5,871
Non-current	4,000	—
Total	$14,609	$5,871

During the year ended December 31, 2025, we recognized revenue of $3.1 million that was included as a Contract liability as of December 31, 2024. During the year ended December 31, 2024, we recognized revenue of $3.4 million that was included as a Contract liability as of December 31, 2023. The increase in contract liabilities as of December 31, 2025 primarily reflects upfront consideration received from three customers for which the associated performance obligations are expected to be satisfied over the next 12 to 24 months. Total unused credits related to the non-cash agreement described above included in contract liabilities at December 31, 2025, and December 31, 2024 were $1.1 million and $1.4 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the years ended December 31, 2025 or 2024.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As discussed in Note 2 Summary of Significant Accounting Policies, the Company changed its disclosure methodology in 2025 to include contracts in its calculation of RPO that have an original duration of one year or less. As of December 31, 2025, the total RPO was $65.1 million. Excluding the impact of this methodology change, remaining performance obligations would have been $44.1 million.

The following table represents the total transaction price for the remaining performance obligations as of December 31, 2025 related to noncancellable contracts that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$28,624	$6,654	$8,017	$21,833

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
7. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2024	$8,012	$471	$3,028	$11,511
Change in fair value of financial instruments	(4,485)	(285)	(923)	(5,693)
As of December 31, 2025	$3,527	$186	$2,105	$5,818

Liberty Warrants and Liberty Advisory Fee Warrant
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $3.5 million as of December 31, 2025.
PIPE Warrant
In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $0.2 million as of December 31, 2025.

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to a warrant agreement executed by CF V on January 28, 2021, as modified and assumed by an assignment and assumption agreement executed on January 25, 2022, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. There were 8,253,455 $8.63 Warrants outstanding, which had a fair value of $2.1 million as of December 31, 2025.

8. Earnout Liabilities

Sponsor Earnout
As of December 31, 2024	$1,501
Change in fair value of financial instruments	(947)
As of December 31, 2025	$554

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar, the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of Forfeiture Escrow Shares retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the year ended December 31, 2025. As a result, the sponsor earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
The estimated fair value of the Sponsor Earnout liability is based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a semi-annual basis over the earnout period, using the most reliable information available. Assumptions used in the valuation are as follows:

	December 31,	December 31,
	2025	2024
Expected term (in years)	1.07	2.07
Dividend yield (%)	—%	—%
Expected volatility	120%	83%
Risk-free interest rate	3.4%	4.2%
Expected number of shares	1,775,962	1,775,962
9. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	December 31,
		2025	2024
Satellites and other equipment	3-5	$32,099	$30,668
Satellites under construction	Not applicable	14,813	14,458
Leasehold improvements	5-10	3,249	2,901
Other property and equipment	3-10	4,229	4,307
Total property and equipment		54,390	52,334
Less: Accumulated depreciation		(29,740)	(25,106)
Property and equipment, net		$24,650	$27,228

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information related to our property and equipment and operating lease ROU assets by geography is as follows:

	December 31,
	2025	2024
Uruguay	$31,347	$26,833
Argentina	317	392
Spain	22	746
Other countries	12	134
Total (1)	$31,698	$28,105
(1)The presentation in the table above is based on the geographic location of the entity that holds the assets. Totals for property and equipment and operating lease ROU assets in the U.S. are not material.

During the year ended December 31, 2024, the Company wrote off $3.6 million of net leasehold improvements as a result of its Netherlands Lease termination (see Note 18 (Leases)) and recorded a non-cash loss of $3.6 million. The loss on disposal of property and equipment was recognized as a component of other expense (income) in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024.
10. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	December 31,
	2025	2024
Prepaid expenses and other current assets
Prepaid expenses	$1,523	$2,892
Officina Stellare S.p.A ("OS") Warrants	—	322
Advances to suppliers	113	138
Other current assets	1,063	555
Total	$2,699	$3,907

Accrued Expenses and Other Liabilities

	December 31,
	2025	2024
Accrued expenses and other liabilities
Payroll and benefits payable	1,787	2,286
Advisory fee cash payment	—	7,500
Other taxes payable	1,507	1,835
Other	687	516
Total	$3,981	$12,137

Total current	$1,918	$11,621
Total non-current	$2,063	$516

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Interest Income (Expense)), Net

	Year Ended December 31,
	2025	2024
Interest income, net
Interest expense (1)	$(13)	$(71)
Interest income	1,592	1,041
Total	$1,579	$970

(1) Excludes interest on the Company’s Secured Convertible Notes, which is included in Change in Fair Value of Financial Instruments.
11. Income Taxes
As of March 26, 2025, we were incorporated in the U.S. Our operations are conducted through various subsidiaries in a number of countries throughout the world with significant operations in Uruguay, where we operate in a free trade zone. Consequently, income tax has been provided based on the laws and tax rates in effect in the countries in which operations are conducted or in which our subsidiaries are considered resident for corporate income tax purposes, including Argentina, China (sold in 2025), Israel, the Netherlands (liquidated in 2025), Spain, Uruguay, and the United States.

Our loss from continuing operations before income taxes as shown in the Consolidated Statements of Operations and Comprehensive Loss consists of the following:

	Year Ended December 31,
	2025	2024
Domestic	$8,170	$(22,276)
Foreign	(12,280)	(91,138)
Total loss before income tax	$(4,110)	$(113,414)
Our provision for income tax for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Current
Federal	$8	$—
State	2	—
Foreign	663	2,858
Total current tax provision	673	2,858
Deferred
Domestic	—	—
Foreign	—	—
Total deferred tax provision	—	—
Income tax provision	$673	$2,858

As of December 31, 2025, we have gross unrecognized tax benefits of $1.4 million, inclusive of interest and penalties of $0.9 million. If recognized, $1.4 million would reduce our effective tax rate. If applicable, we accrue interest and penalties related to uncertain tax positions as a component of the income tax provision.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
A reconciliation of the beginning and ending amounts of our gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
Balance at January 1	$708	$1,026
Increases (decreases) in tax positions related to prior periods	(206)	(316)
Increases (decreases) related to prior year tax positions as a result of lapse of statute	(2)	(2)
Balance at December 31	$500	$708

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to the income before income taxes after the adoption of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	$	%
U.S. federal statutory tax rate	$(863)	21.0%
State and local taxes, net of federal benefit (1)	2	(0.1)%
Foreign tax effects
B.V.I.
Statutory rate difference	(3,196)	77.8%
Uruguay
Free-trade zone rate difference	6,002	(146.0)%
Other	1	—%
Argentina
Statutory rate difference	327	(8.0)%
Argentina tax inflation adjustment	(558)	13.6%
GAAP-STAT adjustments	795	(19.4)%
Change in valuation allowance	(12)	0.3%
Reserve on tax receivable	393	(9.6)%
Equity compensation	(965)	23.5%
Other	174	(4.2)%
Other foreign jurisdictions	13	(0.3)%
Nontaxable or nondeductible items
Nontaxable fair value adjustments	(1,987)	48.3%
Nondeductible compensation	230	(5.6)%
Equity-based compensation	(182)	4.4%
Other	(7)	0.2%
Change in valuation allowance	575	(14.0)%
Changes in unrecognized tax benefits	267	(6.5)%
Other adjustments
Initial recognition of deferred tax asset upon domestication	(336)	8.2%
Total	$673	(16.4)%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Colorado, and New York.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
A reconciliation of the provision for income taxes to the amount computed by applying the 0% statutory BVI income tax rate to income before income taxes prior to the adoption of ASU 2023-09 for the year ended December 31, 2024 is as follows:

	Year Ended December 31,
	2024
	$	%
Loss before income tax	$(113,414)	100.0%

U.S. state and local income tax, net of federal benefit	1	—%
Argentina tax inflation adjustment	(4,631)	4.1%
Change in valuation allowances	2,436	(2.1)%
Uncertain tax positions	1,653	(1.5)%
Change in carryforward attributes	(232)	0.2%
Effect of rates different than statutory	209	(0.2)%
Tax credits	(19)	—%
Withholding taxes	251	(0.2)%
Reserve on tax receivable	1,100	(1.0)%
Equity compensation	1,556	(1.4)%
Other	534	(0.5)%
Total	$2,858	(2.5)%

Deferred tax assets and liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Deferred income tax assets:
Stock-based compensation	$2,422	$2,009
Expense for estimated credit losses on accounts receivable	10	1,081
Organizational costs	596	608
Net operating loss carryforwards	3,813	7,024
Other	518	341
Total deferred income tax assets	7,359	11,063
Valuation allowance	(7,359)	(11,063)
Total deferred income tax assets (liabilities), net	$—	$—
The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, projected future taxable income, as well as prudent and feasible tax-

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
planning strategies. Management believes that it is more likely than not that the majority of deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets.
The net change in the total valuation allowance is as follows:

	December 31,
	2025	2024
Valuation allowance, beginning of year	$11,063	$9,545
Change in valuation allowance impacting tax expense	(3,704)	1,518
Valuation allowance, end of year	$7,359	$11,063
Below is a summary of our estimated loss and tax credit carryforwards at December 31, 2025. Our tax attributes are subject to limitations on utilization due to historic ownership changes and may be subject to future limitations upon subsequent change of control, as defined by the Internal Revenue Code Sections 382 and 383.

Country	Expiration	Gross Amount Carried Forward	Gross Amount Recognized
Argentina	December 31, 2026 - December 31, 2030	$2,921	$(1,833)
Spain	Indefinite	168	—
United States	Indefinite	9,199	—
Uruguay	December 31, 2026 - December 31, 2030	3,096	—
Israel	Indefinite	67	—
As of December 31, 2025 and 2024, we had $15.5 million and $25.8 million of federal net operating loss (“NOL”) carryforwards, respectively.
In the normal course of business, we are subject to examination by taxing authorities. Tax years vary by jurisdiction, ranging from 2019 to 2024 remain open for examination.
The Organization for Economic Co-operation and Development (“OECD”) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds, referred to as "Pillar 2.” Certain aspects of Pillar 2 became effective January 1, 2024 and other aspects became effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We have evaluated the impact of Pillar 2 on our effective tax rate, our consolidated results of operation, financial position, and cash flows and have determined there was no impact to the Company in 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company assessed the effect of the OBBBA and concluded that there were no material impacts on its consolidated financial position, results of operations, and cash flows as of and for the year ended December 31, 2025.
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

Year Ended December 31,
2025
Jurisdiction
Foreign
Argentina	$381
Spain	(51)
Total Foreign	330
Total taxes paid	$330
12. Stockholders’ Equity
Common Stock
Our registration statement was filed on May 2, 2022 and was declared effective on May 9, 2022.
We are authorized to issue 385,000,000 Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2025, there were 125,639,916 shares of Class A common stock issued and 125,072,093 outstanding.
In addition, we are authorized to issue 15,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to 1.472467906 votes per share. Holders of Class B common stock originally held a number of votes per share equal to make the total number of votes equal to the number of votes controlled by the Liberty Investor or 13,582,642 shares. As of December 31, 2025, Satellogic’s founder and Chief Executive Officer owns 10,582,641 shares of Class B common stock, representing 100% of the voting power of the Class B common stock and 10.9% of the voting power of Satellogic’s common stock at December 31, 2025.

Class B common stock will automatically convert to Class A common stock at the five-year anniversary of the Closing Date unless otherwise converted, generally at the holder’s option.

Treasury Stock

On February 14, 2022, our Board approved an initial $5 million share repurchase program. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the timing of repurchases depending on market conditions. The Company acquired 516,123 shares under the program in 2022 for $2.7 million and $2.3 million remains available.

Registered Direct Public Offering
On April 16, 2025, we completed a registered direct offering to sell 6,451,612 shares of Class A common stock at an offering price of $3.10 per share for gross proceeds of $20 million and net proceeds of $18.8 million after fees. The use of proceeds were for general corporate purposes, including the pursuit of near-term growth opportunities in our Space Systems business line.
Underwritten Public Offering
On October 17, 2025, we closed on an underwritten public offering to sell 27,692,308 shares of Class A common stock at an offering price of $3.25 per share for gross proceeds of $90 million and net proceeds of approximately $84.9 million. after fees. The use of proceeds were for general corporate purposes and to further de-risk the Company’s strategy following the introduction of our 30cm-resolution NextGen satellite platform.
PIPE Financing Transaction

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

At the Market Offering

On December 20, 2024, we entered into a Sales Agreement with CF & Co. acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50 million.

On February 12, 2025, the Company entered into the Amended Sales Agreement with CF&Co. and Northland, pursuant to which Northland was added as an additional Sales Agent in connection with the Company’s offer and sale, from time to time, through the Sales Agents, of its Class A common stock, having an aggregate offering amount of up to $50 million. The Amended Sales Agreement did not increase the amount of Class A common stock that may be offered and sold by the Company under the original Sales Agreement entered into between the Company and CF&Co. on December 20, 2024. On February 13, 2025, pursuant to the Amended Sales Agreement, the Company filed a supplement, dated February 12, 2025, to the prospectus supplement, forming a part of its effective registration statement on Form F-3 (File No. 333-283719), initially filed with the SEC on December 10, 2024.

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

On January 26, 2026, the Company decreased the amount of Class A common stock offered pursuant to the ATM Program, such that the Company could no longer make any sales of its Class A common stock pursuant to the ATM Program from and after the date thereof, not including the shares of Class A common stock previously sold.
13. Stock-based Compensation
Our employees, including senior executives, receive incentives in the form of stock options and RSUs, whereby employees render services as consideration for equity instruments (equity-settled transactions).
On the Closing Date, we established the 2021 Incentive Compensation Plan, which was amended and restated in connection with the Domestication (the “2021 Plan”) under which RSUs were issued during the years ended December 31, 2025 and December 31, 2024. The 2021 Plan provides for the grant of options, stock appreciation rights, restricted stock awards, RSUs, shares granted as a bonus or in lieu of another award, dividend equivalents, or other stock-based awards or performance awards at the discretion of a board-elected committee. We also maintain our 2015 Share Plan as amended (the “2015 Plan”) under which stock-based option awards were issued or modified. The options were typically granted with a four-year vesting term and a maximum contractual term of 10 years. As of December 31, 2022, no further awards have or shall be granted under the 2015 Share Plan. There were no options granted during the years ended December 31, 2025 and December 31, 2024.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Intrinsic Value (in thousands)
Balance as of December 31, 2024	3,234,296	$1.50	4.55	$5,574
Granted	—	—
Forfeited	(1,180)	8.55
Exercised	(1,900,194)	0.95
Expired	(14,443)	8.62
Outstanding at December 31, 2025	1,318,479	$2.22	4.74	$811
Exercisable at December 31, 2025	1,318,479	$2.22	4.74	$811
The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $5.1 million, and $0.5 million, respectively. During the years ended December 31, 2025 and 2024 the shares purchased from 87,658 options exercised and 32,181 options exercised, respectively were sold for payment of withholding taxes.

A summary of RSU activity for the year ended December 31, 2025 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value	Intrinsic Value (in thousands)
Outstanding unvested RSUs at December 31, 2024	2,893,396	$1.40	$8,246
Granted during the year	2,154,674	3.48
Forfeited during the year	(398,750)	2.19
Vested during the year (1)	(1,552,596)	1.57
Outstanding unvested RSUs at December 31, 2025	3,096,724	$2.66	$5,791

(1) The issuance of Class A common stock was deferred, as elected by the certain grantees, for 410,000 and 264,516 RSUs that vested during the years ended December 31, 2025 and December 31, 2024, respectively. There was a total of 795,900 and 385,900 vested RSUs from all grant years that were vested and for which deferred issuance was elected by certain grantees as of December 31, 2025 and December 31, 2024, respectively.
The weighted-average grant date value of RSUs at December 31, 2025 and December 31, 2024 was $2.66 and $1.40, respectively. The number of shares vested is net of 349,648 and 387,717 RSUs forfeited for payment of withholding taxes for the years ended December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025, unrecognized stock-based compensation cost related to RSUs that are expected to vest was $4.2 million, which is expected to be recognized over a weighted-average period of 1.47 years. All outstanding stock options are 100% vested and there is no unrecognized stock-based compensation associated with them.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Stock-based Compensation Expense
Total employee and non-employee stock-based compensation expense was classified in the Consolidated Statements of Operations and Comprehensive Loss as follows:

	Year Ended December 31,
	2025	2024
Engineering	548	320
Selling, general and administrative	$3,712	$2,015
Total	$4,260	$2,335

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
Basic and diluted net loss per share attributable to common stockholders is calculated as follows:

	Year Ended December 31,
	2025	2024
Numerator
Net loss attributable to holders of Common Stock	$(4,783)	$(116,272)
Adjustment to numerator - Change in fair value of Secured Convertible Notes	$(19,649)	$—
Dilutive numerator	$(24,432)	$(116,272)
Denominator
Basic weighted-average shares of Common Stock outstanding	109,134,266	91,164,286
Effect of dilutive securities
Secured Convertible Notes (if converted)	25,000,000	—
Diluted weighted-average Common Stock outstanding	134,134,266	91,164,286

Net loss per share for the period attributable to holders of Common Stock
Basic	$(0.04)	$(1.28)
Diluted	$(0.18)	$(1.28)

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Additionally, the following securities were not included in the computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Warrants	49,184,815	49,184,815
Sponsor earnout shares	1,775,962	1,775,962
Stock options	1,318,479	3,234,296
Unvested restricted stock units	3,096,724	2,893,396
Deferred issuance restricted stock units	795,900	385,900
Shares convertible from Secured Convertible Notes	—	25,000,000
Total	56,171,880	82,474,369
15. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of December 31, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
$8.63 Warrants liability	$2,105	$—	$—
PIPE Warrant liability	—	—	186
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	3,527
Total Warrant Liabilities	$2,105	$—	$3,713
Sponsor Earnout liability	$—	$—	$554
Secured Convertible Notes	$—	$—	$56,110

As of December 31, 2024	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS Warrants	$—	$—	$322
Liabilities
$8.63 Warrants liability	$3,028	$—	$—
PIPE Warrant liability	—	—	471
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	8,012
Total Warrant Liabilities	$3,028	$—	$8,483
Sponsor Earnout Liability	$—	$—	$1,501
Secured Convertible Notes	$—	—	$79,070

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
The following methods and assumptions were used to estimate the fair values at December 31, 2025:
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

•The fair values of the OS stock warrant investment assets have been estimated using the Black-Scholes model. The OS stock warrant expired on December 31, 2025.

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.1 years
◦Volatility: 120%
◦Risk free rate of return: 3.4%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 1.1 years
◦Volatility: 120.0%
◦Risk free rate of return: 3.4%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 1.1 years
◦Volatility: 120%
◦Risk free rate of return: 3.4%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $26.1 million at December 31, 2025. Inputs used for the fair value measurement include:
◦Credit spread – 24.99% to 37.49%
◦Volatility: 80%
◦Risk free rate of return: 3.5%

Changes in the fair value of Level 3 assets during the years ended December 31, 2025 and 2024 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	(418)
Foreign currency translation adjustment	96
At December 31, 2025	$—
(1)Recognized in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 liabilities during the years ended December 31, 2025 and 2024 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At January 1, 2024	$2,017	$97	$419	$—
Issues	—	—	—	30,000
Interest payments	—	—	—	(1,525)
Remeasurement (gain)/loss(1)	5,995	374	1,082	50,595
At December 31, 2024	8,012	471	1,501	79,070
Interest payments	—	—	—	(3,311)
Remeasurement (gain)/loss(1)	(4,485)	(285)	(947)	(19,649)
At December 31, 2025	$3,527	$186	$554	$56,110
(1)Recognized in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024, respectively.

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2025 or 2024.

16. Related Parties
See description of transactions with CF&Co. and Liberty Investment as part of the Merger Transaction described in Note 4 (Reverse Recapitalization).
We made purchases totaling $0.8 million from our equity method investee, OS, in the year ended December 31, 2025 and there was $0.4 million owed to OS and included in accounts payable at December 31, 2025. We made purchases totaling $1.3 million from our equity method investee, OS, in the year ended December 31, 2024 and there was $0.0 million owed to OS and included in accounts payable at December 31, 2024. See Note 20 (Equity Method Investment).

CF&Co. acted as one of the underwriters of the Company’s $90.0 million underwritten public offering in October 2025, pursuant to the Underwriting Agreement by and between the Company and CF&Co. CF&Co. purchased 14,953,847 shares for a gross purchase price of $3.25 per share and received underwriting discounts and commissions of 5.0% or $0.1625 per share.

CF&Co. acted as the exclusive placement agent for a registered direct offering in April 2025, pursuant to the Placement Agent Agreement by and between the Company and CF&Co. Pursuant to the Placement Agent Agreement, the Company agreed to pay CF&Co. a cash fee equal to 4.0% of the aggregate gross proceeds raised in the Registered Direct Offering. Total gross sales under the Registered Direct Offering were $20.0 million.

CF&Co acted as a sales agent to the Company, pursuant to a Sales Agreement by and between the Company and CF&Co. in which the Company could offer and sell, from time to time, through the Sales Agent, its Class A common stock, having an aggregate offering amount of up to $50.0 million in December 2024. The Sales Agreement was amended and restated on February 12, 2025 and April 9, 2025; however, the Sales Agreement, as amended and restated, did not increase the amount of Class A common stock that may be offered and sold by the Company under the original Sales Agreement entered into in December 2024. The agreement was amended again on October 16, 2025 to reduce future sales under the agreement to $15.0 million. An additional amendment on January 26, 2026 further reduced future sales under the agreement to zero. Pursuant to the Amended Sales Agreement, when designated as sales agent for a particular sale, CF&Co. was paid a commission, in cash, at a fixed rate of 3.0% of the gross sales price per share sold under the Amended Sales Agreement. CF&Co. is also entitled to reimbursement for certain specified expenses, including the fees and disbursements of CF&Co.’s legal counsel. Total gross sales under the agreement were $9.5 million.

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

CF&Co. is controlled by Cantor Fitzgerald, L.P., which beneficially owns more than 10% of our Class A common stock. Additionally, Howard Lutnick, a former member of the Company’s Board who elected to resign from the Board, effective November 25, 2024, is the former Chief Executive Officer of CF&Co.
17. Secured Convertible Notes

Debt as of December 31, 2025 and December 31, 2024 is as follows:

	December 31,	December 31,
	2025	2024
Secured Convertible Notes	$56,110	$79,070
Less: Current portion	—	—
Total non-current debt	56,110	79,070

On April 12, 2024, the Company, Nettar and the Holder Representative entered into a Note Purchase Agreement with the Purchaser, pursuant to which Nettar agreed to issue $30.0 million aggregate principal amount of Secured Convertible Notes to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.36% as of December 31, 2025), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

The Secured Convertible Notes are convertible by the holder of the notes into shares of the Company’s Class A common stock at an initial conversion price of $1.20 (or 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible Notes) (“Conversion Feature”), subject to customary anti-dilution adjustments. The Company’s ability to settle conversions using the Company’s Class A common stock is subject to CFIUS Approval (as defined in the Note Purchase Agreement).

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

In connection with the offering, the Company also entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
Fair value option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the statement of operations and comprehensive loss and debt issuance costs were recorded as expense in the year of issuance rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at December 31, 2025 and December 31, 2024 includes accrued interest of $0.9 million and $1.0 million, respectively.
18. Leases
We have operating leases relating to office facilities, manufacturing facilities and ground stations. Lease terms range from 3 years to 5 years.

Certain of the Company’s leases include options for early termination. The Company utilizes the base period as the lease term when initially recognizing right-of-use assets and lease liabilities, unless it is reasonably certain that a termination option will be exercised.

We recognized the following lease costs related to our operating leases for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Operating lease costs	$1,926	$2,004
Short-term lease costs	109	112
Variable lease costs	99	145
Total operating lease costs	$2,134	$2,261

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

Cash paid for amounts included in the measurement of operating lease liabilities were as follows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Operating cash flows - operating lease payments	$(1,863)	$(2,702)
The amounts of future undiscounted cash flows related to the lease payments over the lease term and the reconciliation to the present value of the operating lease liabilities at December 31, 2025 is as follows:

Operating leases
Years Ended
2026	$2,087
2027	1,950
2028	1,912
2029	1,969
2030	1,783
thereafter	139
Total remaining lease payments	9,840
Less imputed interest	(2,567)
Present value of lease liability	$7,273

Total current	$1,174
Total non-current	$6,099
The weighted-average remaining years for the operating leases are 4.1 years and 4.6 years as of December 31, 2025 and 2024, respectively. The weighted-average discount rate for operating leases is 9.2% and 3.6% as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company obtained $8.0 million and $0.2 million, respectively of right-of-use assets for new operating lease obligations.
On November 29, 2024, the Company entered into a settlement agreement for its Netherlands Lease. The Company paid $0.3 million in termination fees in connection with the settlement agreement. As a result of the termination of the Netherlands Lease, the related right-of-use asset was written off and the lease liability was derecognized. In total, the Company recognized a gain on the termination of the Netherlands Lease of $0.4 million during the year ended December 31, 2024. The loss is included in engineering expenses on our Consolidated Statement of Operations and Comprehensive Loss.
The Company had an operating lease ROU asset of approximately $0.7 million related to the Netherlands Lease recorded in its Consolidated Balance Sheets as of December 31, 2024. The Company had current and non-current operating lease liabilities of approximately $0.5 million and $0.6 million, respectively, related to the Netherlands Lease recorded in its Consolidated Balance Sheets as of December 31, 2024.

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
19. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of December 31, 2025 and December 31, 2024, we are not aware of any contingent liabilities that should be reflected in the Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to December 31, 2025. Future purchase commitments under noncancelable launch service contracts as of December 31, 2025 consisted of approximately $8.2 million of total purchase commitments for the year ending December 31, 2026 and total commitments of $10.2 million through 2028.

20. Equity Method Investment

In 2022, we entered into an Investment Agreement with OS, a company engaged in the design and production of telescopes and opto-mechanical and aerospace instrumentation for ground and space-based applications, to purchase 5% (283,725 shares) of OS’s outstanding common shares for $3.7 million. Additionally, OS issued 524,715 stock warrants to us, giving us the right to convert each warrant into a single common share over a period of up to 36 months. These warrants expired on December 31, 2025. Emiliano Kargieman, our Chief Executive Officer, was appointed to OS’s board of directors. The inclusion of Mr. Kargieman on OS’s board of directors, the option to purchase additional shares, and being a significant customer of OS gives the Company a certain level of control that makes the equity method of accounting appropriate even though the Company’s investment is less than 20%.

The investment has a carrying value of $3.8 million as of December 31, 2025 and is included in Other non-current assets on the Consolidated Balance Sheets. The aggregate value of the investment based on the quoted market price is approximately $8.6 million.

21. Subsequent Events

Equity Offering

On January 26, 2026, the Company entered into a share purchase agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”), 7,399,578 shares of the Company’s Class A common stock, par value $0.0001 per share, at an offering price of $4.73 per share. The gross proceeds to the Company from the Offering were approximately $35 million, before deducting placement agents fees and estimated offering expenses payable by the Company. Closing of the Offering occurred on January 27, 2026.

Because this transaction occurred after December 31, 2025, the consolidated financial statements as of and for the year ended December 31, 2025 do not reflect the issuance of these shares, the resulting cash proceeds or their impact on loss per share. The Company intends to use the net proceeds for general corporate purposes,

ATM Program Update

On January 26, 2026, the Company updated and amended certain information contained in the prospectus supplement, dated October 16, 2025, the prospectus supplement, dated April 9, 2025, the prospectus supplement, dated February 13, 2025, the prospectus supplement, dated December 20, 2024, and the prospectus dated March 31, 2025 (together, the “Prospectus”), to reduce the amount of Class A Common Stock registered under the Prospectus to $0.00. As a result, we may not make any sales of Class A Common Stock pursuant to the Sales Agreement unless and until a new prospectus

SATELLOGIC INC.
Notes to Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
supplement is filed with the Securities and Exchange Commission; however, the Sales Agreement remains in full force and effect.

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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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
Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025 based on the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment and criteria, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there were no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 16, 2025, Emiliano Kargieman, our Chief Executive Officer, suspended a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 2,000,000 shares of the Company’s Class A common stock.

Except as set forth above, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(2) Exhibits

Exhibit No.	Description

2.1#
Agreement and Plan of Merger, dated as of July 5, 2021, by and among CF Acquisition Corp. V, Satellogic Inc., Ganymede Merger Sub 2 Inc., Ganymede Merger Sub 1 Inc. and Nettar Group Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form F-4 filed on August 12, 2021 (file no. 333-258764)).

3.1	Certificate of Domestication of Satellogic Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

3.2	Certificate of Incorporation of Satellogic Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

3.3	Bylaws of Satellogic Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on March 26, 2025 (file no. 001-41247)).

4.1	Description of Registrant’s Securities (incorporated by reference to Item 1 of the Registration Statement on Form 8-A filed on March 26, 2025 (file no. 001-41247)).

4.2	Specimen warrant certificate of Satellogic Inc. (incorporated by reference to Exhibit 4.3 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

4.3
Warrant Agreement, dated January 28, 2021, by and between CF Acquisition Corp. V and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of CF Acquisition Corp. V’s Current Report on Form 8-K filed February 3, 2021).

4.4
Warrant Assumption Agreement among CF Acquisition Corp. V, Satellogic Inc. and Continental Stock Transfer & Trust Company, as Warrant agent, dated as of January 25, 2022 (incorporated by reference to Exhibit 2.6 to the Shell Company Report on Form 20-F filed on January 27, 2022 (file no. 001-41247)).

4.5	Form of Secured Convertible Note due 2028 (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.1
Amended and Restated Forward Purchase Contract, dated as of July 5, 2021, by and among CF Acquisition Corp. V, Satellogic Inc. and CFAC Holdings V, LLC (incorporated by reference to Exhibit 10.6 to the Report on Form F-4 filed August 12, 2021 (file no. 333-258764)).

10.2 ##
Amended and Restated Service and Cooperation Agreement, dated September 22, 2021, by and between Zhong Ke Guang Qi Space Information Technology Co., Ltd. and Urugus S.A. (incorporated by reference to Exhibit 10.7 to the Report on Form F-4 filed September 24, 2021 (file no. 333-258764)).

10.3†
Employment Agreement, dated March 1, 2020, by and between Nettar Group Inc. (d/b/a Satellogic) and Emiliano Kargieman (incorporated by reference to Exhibit 10.9 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

10.4†
Employment Agreement, dated May 8, 2023, by and between Satellogic Inc and Rick Dunn (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 26, 2025 (file no. 001-41247)).

10.5
Warrants, dated as of March 8, 2021, between Nettar Group Inc. and Columbia River Investment Limited (incorporated by reference to Exhibit 10.10 to the Report on Form F-4 filed October 19, 2021 (file no. 333-258764)).

10.6
Side Letter Agreement, dated April 5, 2021 between Nettar Group Inc. and Hannover Holdings S.A. (incorporated by reference to Exhibit 10.11 to the Report on Form F-4 filed November 10, 2021 (file no. 333-258764)).

10.7
Loan and Security Agreement, dated as of March 8, 2021, by and among Columbia River Investment Limited and Nettar Group Inc. (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K filed on December 10, 2021 (file no. 333-258764)).

10.8
Amendment to Loan and Security Agreement, dated as of December 7, 2021, by and among Columbia River Investment Limited and Nettar Group Inc. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed on December 10, 2021 (file no. 333-258764)).

10.9
Escrow Agreement, dated as of January 25, 2022, by and between CF Acquisition Corp. V and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the Shell Company Report on Form 20-F filed on January 27, 2022 (file no. 001-41247)).

10.10	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-4 filed on August 12, 2021 (file no. 333-258764)).

10.11
Subscription Agreement, dated as of January 18, 2022 by and among CF Acquisition Corp. V, Satellogic Inc., and Liberty Strategic Capital (SATL) Holdings, LLC (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K filed on January 18, 2022 (file no. 333-258764)).

10.12
Letter Agreement, dated as of January 18, 2022 by and among Satellogic Inc., Liberty Strategic Capital (SATL) Holdings, LLC and CFAC Holdings V, LLC (incorporated by reference to Exhibit 99.3 to the Report on Form 6-K filed on January 18, 2022 (file no. 333-258764)).

10.13
Amended and Restated Letter Agreement, dated as of February 10, 2022 by and among Satellogic Inc., Liberty Strategic Capital (SATL) Holdings, LLC and CFAC Holdings V, LLC (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.14†	Second Amended and Restated 2021 Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement filed on October 21, 2025 (file no. 001-41247)).

10.15
Warrant Agreement, dated February 10, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for the warrants exercisable at $10.00 per Class A Ordinary Share and $15.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.16
Warrant Agreement, dated February 10, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for the warrants exercisable at $10.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.17
Warrant Agreement, dated January 25, 2022, by and between Satellogic Inc. and Continental Stock Transfer & Trust Company, as warrant agent for warrants exercisable at $20.00 per Class A Ordinary Share (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form F-1 filed on February 14, 2022 (file no. 333-262699)).

10.18	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to the Form 20-F filed on April 27, 2023 (file no. 001-41247)).

10.19	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.20	Form of Side Letter (incorporated by reference to Exhibit 10.2 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Report on Form 6-K filed on April 12, 2024 (file no. 001-41247)).

10.22
Share Purchase Agreement, dated December 8, 2024, by and between Satellogic Inc. and the purchaser set forth therein (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form F-4 filed on February 14, 2025 (file no. 256-30605)).

10.23
Second Amended and Restated Sales Agreement, dated April 9, 2025, by and among Satellogic Inc., Cantor Fitzgerald & Co. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 10, 2025 (file no. 001-41247)).

10.24
Securities Purchase Agreement, dated April 15, 2025, by and among Satellogic Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2025 (file no. 001-41247)).

10.25
Placement Agent Agreement, dated April 15, 2025, by and between Satellogic Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 15, 2025 (file no. 001-41247)).

10.27
Amended and Restated Sales Agreement, dated February 12, 2025 by and among Satellogic Inc., Cantor Fitzgerald & Co. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K filed on February 13, 2025 (file no. 001-41247)).

10.28
Form of Securities Purchase Agreement, dated January 26, 2026, by and among Satellogic Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2026 (file no. 001-41247)).

10.29
Placement Agent Agreement, dated January 26, 2026, by and between Satellogic Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2026 (file no. 001-41247)).

10.30	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on March 26, 2025 (file no. 001-41247)).

10.31†
Employment Agreement, dated August 30, 2023 by and between Satellogic Inc. and Matt Tirman (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on March 26, 2025 (file no. 001-41247)).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed on March 26, 2025 (file no. 001-41247)).

21.1*	List of Significant Subsidiaries

23.1*	Consent of Ernst & Young LLP

24.1 *	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Satellogic Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 26, 2025 (file no. 001-41247)).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
†	Indicates management contracts and compensatory plans and arrangements
#	Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but will be furnished supplementally to the SEC upon request.
##	Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed, or constituted personally identifiable information that is not material.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 19, 2026

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer

POWER OF ATTORNEY
Each of the undersigned individuals hereby severally constitutes and appoints Emiliano Kargieman and Rick Dunn each as the attorney-in-fact for the undersigned, in any and all capacities, with full power of substitution, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Annual Report on Form 10‑K, and to file or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Emiliano Kargieman	Chief Executive Officer	March 19, 2026
Emiliano Kargieman	(Principal Executive Officer), Director

/s/ Rick Dunn	Chief Financial Officer	March 19, 2026
Rick Dunn	(Principal Financial and Accounting Officer)

/s/ Ted Wang	Director	March 19, 2026
Ted Wang

/s/ Kelly J. Kennedy	Director	March 19, 2026
Kelly J. Kennedy

/s/ Steven T. Mnuchin	Director	March 19, 2026
Steven T. Mnuchin

/s/ Joseph F. Dunford, Jr.	Director	March 19, 2026
Joseph F. Dunford, Jr.

/s/ Peter Thomas Killalea	Director	March 19, 2026
Peter Thomas Killalea

/s/ Miguel Gutiérrez	Director	March 19, 2026
Miguel Gutiérrez