Form 10-Q
period 2026-03-31
Satellogic Inc.
filed 2026-05-12
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

As of May 4, 2026, there were 137,661,456 shares of Class A common stock and 10,582,641 shares of Class B common stock outstanding.

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

•market acceptance of our EO services and Space Systems products and our dependence upon our ability to keep pace with the latest technological advances, including those related to artificial intelligence and machine learning;

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

•the impact of geopolitical disruptions (including the ongoing conflict in the Middle East), natural disasters, unusual or prolonged unfavorable weather conditions, public health emergencies or other developments outside of our control on our business and satellite launch schedules;

•risks related to our ability to protect our intellectual property critical to the design and function of our satellites and our EO services; and

•the anticipated benefits of our Domestication (as defined below) may not materialize.
Risks, uncertainties and events may cause actual results to differ materially from the expectations described in our forward-looking statements.
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, as well as Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and our other filings with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company can give no assurance that it will achieve its expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands of U.S. dollars, except share and per share amounts)	2026	2025
Revenue
Service revenue	$5,371	$3,387
Product revenue	736	—
Total revenue	6,107	3,387

Costs and expenses, exclusive of depreciation shown separately below
Cost of service revenue	1,400	1,237
Cost of product revenue	51	—
Cost of revenue	1,451	1,237
Engineering	3,080	2,493
Selling, general and administrative	6,545	6,485
Depreciation	1,392	2,687
Total costs and expenses	12,468	12,902
Operating loss	(6,361)	(9,515)
Other income (expense), net
Interest income, net	957	177
Change in fair value of financial instruments	(113,011)	(22,361)
Other income (expense), net	153	(167)
Total other income (expense), net	(111,901)	(22,351)
Income (loss) before income tax	(118,262)	(31,866)
Income tax expense	(40)	(715)
Net income (loss) available to stockholders	$(118,302)	$(32,581)
Other comprehensive (loss) gain
Foreign currency translation (loss) gain, net of tax	(533)	257
Comprehensive income (loss)	$(118,835)	$(32,324)

Basic net income (loss) per share for the period attributable to holders of Common Stock	$(0.84)	$(0.34)
Basic weighted-average Common Stock outstanding	140,942,287	96,655,349
Diluted net income (loss) per share for the period attributable to holders of Common Stock	$(0.84)	$(0.34)
Diluted weighted-average Common Stock outstanding	140,942,287	96,655,349

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$121,885	$94,430
Restricted cash	7,061	7,407
Accounts receivable, net of allowance of $20 and $52, respectively	9,964	8,548
Inventories	2,359	2,090
Prepaid expenses and other current assets	3,257	2,699
Total current assets	144,526	115,174
Property and equipment, net	28,971	24,650
Operating lease right-of-use assets	6,762	7,048
Other non-current assets	7,804	4,431
Total assets	$188,063	$151,303
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,749	$2,432
Warrant liabilities	31,640	5,818
Earnout liabilities	3,574	554
Operating lease liabilities	1,337	1,174
Contract liabilities	16,981	10,609
Accrued expenses and other liabilities	1,831	1,918
Total current liabilities	59,112	22,505
Secured Convertible Notes at fair value	142,570	56,110
Operating lease liabilities	5,802	6,099
Contract liabilities	4,000	4,000
Other non-current liabilities	2,108	2,063
Total liabilities	213,592	90,777
Commitments and contingencies (Note 16)
Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 133,226,678 shares issued and 132,658,855 shares outstanding as of March 31, 2026 and 125,639,916 shares issued and 125,072,093 shares outstanding as of December 31, 2025	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,641 shares issued and outstanding as of March 31, 2026 and 10,582,641 issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 567,823 shares as of March 31, 2026 and December 31, 2025	(8,603)	(8,603)
Additional paid-in capital	506,266	473,486
Accumulated other comprehensive income	(2)	531
Accumulated deficit	(523,190)	(404,888)
Total stockholders’ (deficit) equity	(25,529)	60,526
Total liabilities and stockholders' (deficit) equity	$188,063	$151,303
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(32,581)	(32,581)
Issuance of Common Stock under Prior ATM Program	275,587	1,128	—	—	—	1,128
Other comprehensive income	—	—	—	257	—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—	—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—	—	(375)
Stock-based compensation	—	595	—	—	—	595
Balance as of March 31, 2025	97,466,256	$358,511	$(8,603)	$(314)	$(432,686)	$(83,092)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.
SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2025	135,654,734	$473,486	$(8,603)	$531	$(404,888)	$60,526
Net loss	—	—	—	—	(118,302)	(118,302)
Issuance of Common Stock under Registered Direct Offering	7,399,578	32,343	—	—	—	32,343
Other comprehensive loss	—	—	—	(533)	—	(533)
Exercise of stock options and RSUs vested	187,184	5	—	—	—	5
Payments for withholding taxes related to the net share settlement of equity awards	—	(303)	—	—	—	(303)
Stock-based compensation	—	735	—	—	—	735
Balance as of March 31, 2026	143,241,496	$506,266	$(8,603)	$(2)	$(523,190)	$(25,529)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Cash flows from operating activities:
Net loss	$(118,302)	$(32,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,392	2,687
Operating lease expense	511	421
Stock-based compensation	735	595
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	111,521	20,691
Foreign exchange differences	(43)	(188)
Loss on disposal of property and equipment	182	28
Release of estimated credit losses on accounts receivable	(32)	—
Non-cash change in contract liabilities	14	(46)
Changes in operating assets and liabilities:
Accounts receivable	5,716	(21)
Inventories	(270)	—
Prepaid expenses and other current assets	(976)	830
Accounts payable	907	569
Contract liabilities	(872)	438
Accrued expenses and other liabilities	36	2,024
Operating lease liabilities	(361)	(169)
Net cash provided by (used in) operating activities	158	(4,722)
Cash flows from investing activities:
Purchases of property and equipment	(5,550)	(1,913)
Net cash used in investing activities	(5,550)	(1,913)
Cash flows from financing activities:
Payments for withholding taxes related to the net share settlement of equity awards	(303)	(375)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	—	1,143
Proceeds from Registered Direct Offering, net of transaction costs	32,801	—
Proceeds from exercise of stock options	5	916
Net cash provided by financing activities	32,503	1,684
Net increase (decrease) in cash, cash equivalents and restricted cash	27,111	(4,951)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	177
Cash, cash equivalents and restricted cash - beginning of period	102,092	23,682
Cash, cash equivalents and restricted cash - end of period	$129,201	$18,908
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
1. Nature of the Business and Basis of Presentation
Nature of the Business
On January 25, 2022 (the “Closing Date”), Satellogic Inc. (“Satellogic” or the “Company”), a business company incorporated in the British Virgin Islands (“BVI”) as a company limited by shares, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement”), by and among the Company, CF Acquisition Corp. V, a Delaware corporation (“CF V” and now known as “Satellogic V Inc.”), Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of the Company, Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Nettar.
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
References to “Nettar” contained herein refer to Nettar Group Inc. prior to the Merger, and references to the “Company,” “we,” “our,” “us” or “Satellogic” refer to Satellogic Inc. prior to the mergers and to the combined company following the mergers.

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
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X and other rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026. The Company conducts business through one operating segment.

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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of March 31, 2026, one customer accounted for 74% of accounts receivable. As of December 31, 2025, one customer accounted for 66% of our accounts receivable.

We had three customers that each accounted for more than 10% of our revenue totaling $3.0 million for the three months ended March 31, 2026 and four customers that each accounted for more than 10% of our revenue totaling $2.7 million for the three months ended March 31, 2025.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of March 31, 2026 due to our operating losses for the three months then ended and concluded that the asset group is not impaired.

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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
If estimates or underlying assumptions change in the future, we may be required to record impairment charges. If the fair value of an asset group is less than its carrying amount, then the carrying amount of the asset group would be reduced to its fair value. That reduction is an impairment loss that would be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Foreign Currencies
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, contracts denominated in foreign currencies and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (included in other income (expense), net) and resulted in gains of $0.1 million and losses of $0.2 million during the three months ended March 31, 2026 and 2025, respectively.
Leases
For the three months ended March 31, 2026 and 2025, lease expense was $0.5 million and $0.4 million, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts are written off against the allowance for credit losses account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Allowance for credit losses as of beginning of year	$52	$148
Provision (release)	(32)	—
Allowance for credit losses as of end of period	$20	$148
Cash, Cash Equivalents and Restricted Cash

Restricted cash, including amounts in Other non-current assets, represents amounts pledged as guarantees for sales and lease agreements as contractually required.

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$121,885	$94,430
Restricted cash	7,061	7,407
Restricted cash included in Other non-current assets	255	255
Total cash, cash equivalents and restricted cash	$129,201	$102,092

Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for:
Income tax, net of (refunds)	$(2)	$156
Interest	$1,493	$1,670

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	March 31,
	2026	2025
Supplemental cash flow information
Unpaid property and equipment included in accounts payable	$969	$148

Research and Development
For each of the three months ended March 31, 2026, and 2025 research and development expenses were $1.4 million. Research and development expenses are included in Engineering on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
Remaining Performance Obligations

Effective October 1, 2025, the Company elected to change its method of disclosing remaining performance obligations ("RPO"). Historically, the Company utilized the practical expedient available under ASC 606-10-50-14, which allowed for the exclusion of contracts with an original expected duration of one year or less.

This change impacted disclosure only and had no effect on the Company’s consolidated balance sheets, statements of operations and comprehensive income (loss), or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which establishes a five‑step model for recognizing revenue: (i) identification of the contract with a customer, (ii) identification of the performance obligations in the contract, (iii) determination of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when, or as, the Company satisfies a performance obligation.

Nature of Goods and Services

The Company generates revenue primarily from the following primary revenue streams:
•Product revenue, which consists of sales of satellites, including newly manufactured satellites and, in certain cases, in-orbit satellites.
•Service revenue, which consists primarily of the sale of satellite imagery, subscription-based arrangements, data analytics, and services related to our satellite sales.

Product Revenue — Satellite Sales

Product revenue is derived from contracts for the sale of satellites. At contract inception, the Company evaluates whether the contract includes a single performance obligation to transfer a satellite or multiple performance obligations. For contracts in which the satellite and any related promised services are determined to be distinct, the transaction price is allocated to each performance obligation based on their relative stand-alone selling prices, or, if stand-alone selling prices are not available, the transaction price is allocated based on an estimate using other appropriate valuation techniques.

Revenue from the sale of a manufactured or in-orbit satellite is generally recognized at a point in time when control and title of the satellite transfers to the customer.

Service Revenue — Imagery Sales, Subscription-based Arrangements, and Data Analytics

Service revenue consists primarily of sales of satellite imagery and related services, which may be provided on a per‑image basis or through subscription‑based arrangements that provide customers with satellite capacity to provide access to imagery tasking over a defined contract term. Accordingly, the sales of satellite imagery are treated as a single performance obligation and revenue is recognized at a point in time when the imagery is delivered or made available to the customer. Subscription-based arrangements are a separate, distinct performance obligation and revenue is recognized over time as the Company delivers promises outlined in the contract to the customer. In addition, services associated with our satellite sales,

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
such as training and integration services, are evaluated to determine distinct performance obligations and for those performance obligations, revenue is typically recognized over time.

Equity Securities

Effective January 1, 2026, the Company transitioned the accounting for its 4.7% interest in Officina Stellare from the Equity Method (ASC 323) to Fair Value through Net Income (ASC 321).

The Company’s OS investment transitioned to and is now classified as a Level 2 fair value measurement, as OS has a Readily Determinable Fair Value in the Euronext Growth Milan market, which management determined to be a market not actively traded under ASC 820-10-35-48b due to low trading volume relative to the Company’s holding.

As part of its “mark-to-market” fair value remeasurement on January 1, 2026, the Company recognized an unrealized gain of $5.3 million on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
3. Accounting Standards Updates
Accounting Standards Recently Adopted
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20), which provides guidance on applying induced conversion or extinguishment accounting to certain settlements of convertible debt that do not occur in accordance with the instrument’s preexisting terms. The ASU requires a preexisting contract approach and clarifies how to assess the form and amount of consideration for induced conversion accounting. Because the Company accounts for its secured convertible notes under the fair value option, the adoption of this ASU is not expected to have a material impact on its Condensed Consolidated Financial Statements or related disclosures.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance for capitalizing costs related to internal-use software. The ASU removes the prescriptive, sequential project stages (preliminary project stage, application development stage, and post-implementation/operation stage) and replaces them with a "probable-to-complete recognition threshold." The ASU also clarifies that the disclosure requirements for Property, Plant, and Equipment (Topic 360) apply to all capitalized internal-use software costs, and the specific intangibles disclosures in Topic 350 are not required. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with earlier adoption permitted. The Company is currently evaluating the effect of the guidance on its Condensed Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which centralizes interim disclosure requirements and codifies a "disclosure principle" requiring an explanation of material changes occurring since the most recent annual period. As the Company currently adheres to similar requirements under SEC Regulation S-X Rule 8-03, the adoption of this guidance is not expected to significantly change current interim reporting practices. The amendments are effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company expects to adopt this guidance prospectively and does not anticipate that the adoption will have a material impact on its Condensed Consolidated Financial Statements or disclosures.

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

The Company’s operating segment derives its revenues from the sale of images via Data & Analytics and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems product line. The Company evaluates its operations based on net income (loss). Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net income (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate accounted for by the equity method, and income tax expense. In addition to depreciation expense, other non-cash expenses include stock-based compensation disclosed in the Condensed Consolidated Statement of Cash Flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the Condensed Consolidated Statement of Cash Flows and the acquisition of new operating lease right of use assets for the three months ended March 31, 2026 and 2025 of $0.0 million and $6.5 million, respectively. Total non-current assets also includes an equity investment at fair value at March 31, 2026 and an equity-method investment at December 31, 2025 of $7.2 million and $3.8 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$6,107	$3,387
Cost of revenue exclusive of depreciation	(1,451)	(1,237)
Engineering	(3,080)	(2,493)
Selling, general and administrative expenses	(6,545)	(6,485)
Other segment items	(113,333)	(25,753)
Net income (loss)	$(118,302)	$(32,581)

Revenue by geographic area is as follows(a):

	Three Months Ended March 31,
	2026	2025
U.S.	$1,876	$2,561
Australia	1,217	156
Malaysia	814	8
Albania	400	412
All Other	1,800	250
Total	$6,107	$3,387

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
5. Revenue from Contracts with Customers
During the three months ended March 31, 2026, we recognized revenue of $6.1 million, of which $1.1 million was recognized over time and $5.0 million was recognized at a point in time. During the three months ended March 31, 2025, we recognized revenue of $3.4 million, of which $1.6 million was recognized over time and $1.8 million was recognized at a point in time.

In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. For the three months ended March 31, 2026 and 2025, we recognized $1.0 million and $1.1 million of revenue from this customer, respectively.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue by business line
Data & Analytics including CaaS	$4,644	$3,006
Space Systems	1,463	381
Total revenue	$6,107	$3,387

Information about our revenue by timing is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue by timing
Over time	$1,080	$1,602
Point-in time	5,027	1,785
Total revenue	$6,107	$3,387

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Three Months Ended March 31,
	2026	2025
Revenue by geography (1)
Americas	$2,028	$2,581
Europe	1,124	454
Asia & Asia Pacific	2,955	352
Total revenue	$6,107	$3,387
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	March 31,	December 31,
	2026	2025
Current	$16,981	$10,609
Non-current	4,000	4,000
Total	$20,981	$14,609
During the three months ended March 31, 2026, we recognized revenue of $3.3 million that was included as a contract liability as of December 31, 2025. During the three months ended March 31, 2025, we recognized revenue of $1.4 million that was included as a contract liability as of December 31, 2024. The increase in contract liabilities in the three months ended March 31, 2026 was primarily due to collections from a new customer for performance obligations that will be satisfied during 2026. Total unused credits related to the non-cash agreement described above included in contract liabilities at March 31, 2026, and December 31, 2025 were $1.1 million and $1.1 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the three months ended March 31, 2026 or 2025.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As discussed in Note 2 Summary of Significant Accounting Policies, the Company changed its disclosure methodology in 2025 to include contracts in its calculation of RPO that have an original duration of one year or less.

The following table represents the total transaction price for the remaining performance obligations as of March 31, 2026 related to non-cancellable contracts that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$29,220	$7,906	$7,488	$20,170
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2025	$3,527	$186	$2,105	$5,818
Change in fair value of financial instruments	17,081	942	7,799	25,822
As of March 31, 2026	$20,608	$1,128	$9,904	$31,640

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

An advisory fee is payable by the Company in exchange for advisory services to be provided to the Company from time to time until a Cessation Event (as defined in that certain Subscription Agreement, dated as of January 18, 2022, by and among the Company, the Liberty Investor and CF V, pursuant to which the Liberty Investment was made, the “Liberty Subscription Agreement”). The advisory fee includes a warrant to purchase 2,500,000 shares of Satellogic’s Class A common stock at an exercise price of $10.00 per share (the “Liberty Advisory Fee Warrant”).
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $20.6 million as of March 31, 2026. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

In 2022, pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $1.1 million as of March 31, 2026. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
price was adjusted from $18.00 to $13.50. There were 8,253,455 $8.63 Warrants outstanding, which had a fair value of $9.9 million as of March 31, 2026.
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2025	$554
Change in fair value of financial instruments	3,020
As of March 31, 2026	$3,574
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the three months ended March 31, 2026. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	March 31,	December 31,
		2026	2025
Satellites and other equipment	3-5	$29,329	$32,099
Satellites under construction	Not applicable	18,927	14,813
Leasehold improvements	5-10	3,361	3,249
Other property and equipment	3-10	4,308	4,229
Total property and equipment		55,925	54,390
Less: Accumulated depreciation		(26,954)	(29,740)
Property and equipment, net		$28,971	$24,650

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.
Information related to our property and equipment and operating lease right of use assets by geography is as follows:

	March 31,	December 31,
	2026	2025
Uruguay	$35,447	$31,347
Argentina	268	317
Other countries	18	34
Total (1)	$35,733	$31,698
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	March 31,	December 31,
	2026	2025
Prepaid expenses and other current assets
Prepaid expenses	$2,381	$1,523
Advances to suppliers	109	113
Other current assets	767	1,063
Total	$3,257	$2,699

Accrued Expenses and Other Liabilities

	March 31,	December 31,
	2026	2025
Accrued expenses and other liabilities
Payroll and benefits payable	$1,559	$1,787
Other taxes payable	1,763	1,507
Other	617	687
Total	$3,939	$3,981

Total current	$1,831	$1,918
Total non-current	$2,108	$2,063

Interest Income, Net

	Three Months Ended March 31,
	2026	2025
Interest income, net
Interest expense (1)	$(3)	$—
Interest income	960	177
Total	$957	$177

(1) Excludes interest on the Company’s Secured Convertible Notes, which is included in Change in Fair Value of Financial Instruments.
10. Income Tax
As of March 26, 2025, we are incorporated in the U.S. Our operations are conducted through various subsidiaries in a number of countries throughout the world with significant operations in Uruguay, where we operate in a free trade zone. Consequently, income tax has been provided based on the laws and tax rates in effect in the countries in which operations

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
are conducted or in which our subsidiaries are considered resident for corporate income tax purposes, including Argentina, Spain, Uruguay, and the United States.

The calculation of our effective tax rate is as follows:

	Three Months Ended March 31,
	2026	2025
Total loss before income tax	$(118,262)	$(31,866)
Income tax expense	$40	$715
Effective tax provision rate	—%	(2.2%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to assess the potential impacts on its Condensed Consolidated Balance Sheet, Results of Operations and Cash Flows.
11. Stock-based Compensation
A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	1,318,479	$2.22	4.74
Exercised during the period	(5,114)
Expired during the period	(4,310)
Outstanding at March 31, 2026	1,309,055	$2.23	4.50
Exercisable at March 31, 2026	1,309,055	$2.23	4.50
A summary of restricted stock units (“RSU”) activity for the three months ended March 31, 2026 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2025	3,096,724	$2.66
Granted during the period	76,190	3.57
Forfeited during the period	(545,305)	2.11
Vested during the period	(182,070)	2.50
Outstanding unvested RSUs at March 31, 2026	2,445,539	$2.82

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
Basic and diluted net income (loss) per share attributable to common stockholders is calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator
Net income (loss) attributable to holders of Common Stock	$(118,302)	$(32,581)
Denominator
Basic and diluted weighted-average shares of Common Stock outstanding	140,942,287	96,655,349
Net loss per share for the period attributable to holders of Common Stock
Basic	$(0.84)	$(0.34)
Diluted	$(0.84)	$(0.34)
Additionally, the following securities were not included in the quarter-to-date or year-to-date computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Warrants	49,184,815	49,184,815
Sponsor earnout shares	1,775,962	1,775,962
Stock options	1,309,055	2,272,330
Unvested restricted stock units	2,445,539	2,554,282
Deferred issuance restricted stock units	795,900	385,900
Shares convertible from Secured Convertible Notes	25,000,000	25,000,000
Total	80,511,271	81,173,289

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of March 31, 2026	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS investment	$—	$7,242	$—
Liabilities
$8.63 Warrants liability	$9,904	$—	$—
PIPE Warrant liability	—	—	1,128
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	20,608
Total Warrant Liabilities	$9,904	$—	$21,736
Sponsor Earnout liability	$—	$—	$3,574
Secured Convertible Notes	$—	$—	$142,570

As of December 31, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
$8.63 Warrants liability	$2,105	$—	$—
PIPE Warrant liability	—	—	186
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	3,527
Total Warrant Liabilities	$2,105	$—	$3,713
Sponsor Earnout Liability	$—	$—	$554
Secured Convertible Notes	$—	$—	$56,110
The following methods and assumptions were used to estimate the fair values at March 31, 2026:
•The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities are considered to approximate their fair values due to the short-term nature of these items.

•The volatility assumption is based on the historical volatility of the Company’s and OS’s stock prices, implied volatility of the Company’s and guideline public companies’ stock prices and the risk free rate of return assumption is based on market rates. An increase in volatility and / or the risk free rate of return would result in higher values for the Company’s stock warrants.

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.8 years
◦Volatility: 110%
◦Risk free rate of return: 3.7%

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.9 years
◦Volatility: 110.0%
◦Risk free rate of return: 3.7%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 0.8 years
◦Volatility: 110%
◦Risk free rate of return: 3.7%

•The fair values of the Secured Convertible Notes is determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $112.6 million at March 31, 2026. Inputs used for the fair value measurement include:
◦Credit spread: 26.08% to 38.58%
◦Volatility: 80%
◦Risk free rate of return: 3.8%

Changes in the fair value of Level 3 assets during the three months ended March 31, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	711
Foreign currency translation adjustment	$20
At March 31, 2025	$1,053

(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as change in fair value of financial instruments for the three months ended March 31, 2025.

The Company's Level 3 warrants expired on December 31, 2025. Accordingly, there was no fair value activity associated with these instruments during the three months ended March 31, 2026.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 liabilities during the three months ended March 31, 2026 and 2025 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At December 31, 2024	$8,012	$471	$1,501	$79,070
Interest payments	—	—	—	(1,670)
Remeasurement (gain)/loss(1)	2,569	131	491	19,190
At March 31, 2025	$10,581	$602	$1,992	96,590

At December 31, 2025	$3,527	$186	$554	$56,110
Interest payments	—	—	—	(1,490)
Remeasurement (gain)/loss(1)	17,081	942	3,020	87,950
At March 31, 2026	$20,608	$1,128	$3,574	$142,570
(1) Recognized in Change in fair value of financial instruments of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as change in fair value of financial instruments for the three months ended March 31, 2026 and 2025, respectively.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 or 2025. On January 1, 2026, the Company changed its method of accounting for the Company’s OS investment from the equity method of accounting to the fair value through net income method. Upon this change, the Company recorded an initial gain of $5.3 million. For the three months ended March 31, 2026, the Company recorded a subsequent unrealized loss of $1.5 million due to fair value adjustments, resulting in a net gain of $3.8 million recognized within “Changes in fair value of financial instruments” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

14. Related Parties

See description of transactions with Cantor Fitzgerald & Co. (“CF&Co.”) and Liberty Investment as part of the Merger Transaction described in Note 4. (Reverse Recapitalization) of our 2025 Annual Report. Also see the description of the transactions involving CF&Co. described in Note 1 (Nature of the Business and Basis of Presentation) of this Report.
During the three months ended March 31, 2026, and March 31, 2025, respectively, the Company made no purchases from our equity investment, Officina Stellare (“OS”). There was $0.6 million and $0.4 million owed to OS and included in Accounts payable at March 31, 2026 and at December 31, 2025, respectively.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
15. Secured Convertible Notes

Secured Convertible Notes as of March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
	2026	2025
Secured Convertible Notes	$142,570	$56,110

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with Tether Investments Limited, (the “Purchaser”), pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.14% as of March 31, 2026), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

The Secured Convertible Notes are convertible into shares of the Company’s Class A common stock at an initial conversion price of $1.20 (or 833.33 shares of Class A common stock per $1,000 principal amount of Secured Convertible Notes) (“Conversion Feature”), subject to customary anti-dilution adjustments.

Unless this Note has been previously settled or converted in accordance with the other features mentioned within the agreement, the entire outstanding principal balance and all unpaid accrued interest shall become fully due and payable on the Maturity Date of April 12, 2028.

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
Fair Value Option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the Statement of Operations and Comprehensive Loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at March 31, 2026 and December 31, 2025 includes accrued interest of $0.1 million and $0.9 million, respectively.

April 2026 Partial Note Conversion

In April 2026, the Purchaser initiated a $6.0 million conversion of principal under the Secured Convertible Notes into 5.0 million shares of Class A common stock.

16. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of March 31, 2026 and December 31, 2025, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to March 31, 2026. Future purchase commitments under noncancelable launch service contracts as of March 31, 2026 for the year ending December 31, 2026 consisted of approximately $8.4 million and total commitments are $10.3 million through 2028.

Off-Balance Sheet Letters of Credit

As of March 31, 2026 the Company had outstanding letters of credit totaling approximately $7.9 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of March 31, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.

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

Unmatched Capacity and Scale

Today’s EO data market is supply-constrained with customers demanding more data at lower costs. With 18 satellites in orbit including 16 operational satellites, one satellite in commissioning and one for testing as of March 31, 2026, we have one of the largest high-resolution constellations commercially available with the ability to significantly leverage existing, in-orbit capabilities as capacity and cost champions.

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

Our Strategy

Our strategy is focused along two distinct business lines: Data & Analytics (including tasking and archived data, Aleph Observer and Constellation as a Service “CaaS”), and Space Systems. These two business lines will allow us to serve the existing EO market and begin to democratize access to a host of new EO customers.

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

Merlin, our AI-First constellation, is expected to launch its first satellite in the fourth quarter of 2026, and be fully operational in the first half of 2027. With Merlin, which is fully funded by existing customer contracts, we expect to leverage AI-powered, on-orbit analytics to deliver near real-time alerts and, through inter-satellite links, task the rest of our constellation to deliver a completely integrated, very high-resolution global broad area monitoring to enterprise and national security customers. In particular, we expect government and D&I customers of our Aleph Observer site monitoring product to be able to extend their monitoring capacity from hundreds of sites per day to an unlimited number of sites, completing the shift from reactive monitoring to proactive intelligence, enabling the identification of emerging threats and anticipating future events, while enterprise customers will be provided foundational data intelligence for their specific use cases where alternative sources of data are currently being used that are difficult to scale and comparatively expensive.

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

Recent Developments

Sale of In-Orbit Satellites

On April 30, 2026, the Company announced an agreement valued at $12 million with a sovereign defense customer to deliver a commissioned, in-orbit NewSat satellite from its operational Aleph-1 constellation. The agreement encompasses the sale and full transfer of ownership and operations of the satellite to the customer, along with comprehensive support to develop independent capabilities to command the satellite and to process and use its data for military and civilian applications.

On January 27, 2026, the Company completed the sale of NewSat-34, a legacy Mark IV-g satellite already in orbit, to High Earth Orbit Robotics Pty Ltd. (“HEO”). This transaction represents the first time the Company has sold a legacy, in-orbit satellite through its Sovereignty Government Program.

Appointment of Strategic Advisor

On March 25, 2026 the Company announced that Vice Admiral (VADM) Frank D. Whitworth III, USN (Ret.) has joined the company as a Strategic Advisor.

VADM Whitworth brings decades of leadership across the U.S. defense and intelligence communities. Most recently, he served as the eighth Director of the National Geospatial-Intelligence Agency (NGA) from June 2022 until his retirement in late 2025, where he led the delivery of geospatial intelligence to support national security operations worldwide. Notably, he oversaw the maturation of NGA Maven, the Department of Defense’s primary initiative for operationalizing AI and machine learning, transitioning the program from an experimental framework into a critical operational capability that significantly increased the speed and scale of intelligence analysis.

In his role as Strategic Advisor, VADM Whitworth will advise Satellogic on strategic engagement with global customers, the development of the Company’s product and technology roadmap, and the integration of high-frequency Earth Observation into modern intelligence architectures.

ATM Financing Facility

On January 26, 2026, the Company decreased the amount of Class A common stock available under its then current at-the-market program to $0.00 (the “Prior ATM Program”). On March 30, 2026, the Company entered into a new Sales Agreement by and among CF&Co., Craig-Hallum Capital Group LLC, Northland Securities, Inc. and Roth Capital Partners, LLC, as sales agents (the “Sales Agreement”), under which the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $50.0 million from time to time (the “Current ATM Program” and, together with the Prior ATM Program, the “ATM Program”).

Registered Direct Offering

On January 26, 2026, the Company entered into a share purchase agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Registered Direct Offering”) 7,399,578 shares of the Company’s Class A common stock, par value $0.0001 per share, at an offering price of $4.73 per share.

The gross proceeds to the Company from the offering were approximately $35 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The offering closed on January 27, 2026.
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
Key Components of Results of Operations
The following briefly describes the components of revenue and expenses as presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia, Europe and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of March 31, 2026 and December 31, 2025, and for the three months then ended (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
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
Cost of revenue, exclusive of depreciation
Cost of revenue includes direct costs related to ground stations, cloud and infrastructure costs and digital image processing. Additionally, the cost of revenue related to sales of our satellites primarily includes bill of materials, launch costs, personnel costs, insurance, and other costs associated with the manufacturing of the satellite. For in-orbit satellite sales, cost of revenue represents the net book value of assets reclassified from property, plant, and equipment.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of the costs related to salaries, wages and other benefits, professional fees and stock-based compensation expense related to our selling and back-office functions. Also included in general and administrative expenses are expense for estimated credit losses on accounts receivable and other administrative expenses.
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
Change in fair value of financial instruments
Our Secured Convertible Notes, warrant liabilities, earnout liabilities and OS investments are subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of these liabilities are recorded to Change in fair value of financial instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Since our Secured Convertible Notes are valued utilizing the fair value option, interest expense on the Secured Convertible Notes is also included.

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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA makes significant tax law changes and modifications, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business provisions, including allowing accelerated tax deductions for qualified property and equipment expenditures and the business interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company continues to assess the potential impacts on its condensed consolidated financial position, results of operations and cash flows.

Results of Operations
Comparison of Results for the three months ended March 31, 2026 and 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025.

(in thousands of US dollars)	Three Months Ended March 31,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue	$6,107	$3,387	$2,720	80%
Costs and expenses
Cost of revenue, exclusive of depreciation shown separately below	1,451	1,237	214	17%
Engineering	3,080	2,493	587	24%
Selling, general and administrative	6,545	6,485	60	1%
Depreciation expense	1,392	2,687	(1,295)	(48)%
Total costs and expenses	12,468	12,902	(434)	(3)%
Operating loss	(6,361)	(9,515)	3,154	(33)%
Other income (expense), net
Interest income, net	957	177	780	441%
Change in fair value of financial instruments	(113,011)	(22,361)	(90,650)	405%
Other income (expense), net	153	(167)	320	(192)%
Total other income (expense), net	(111,901)	(22,351)	(89,550)	401%
Income (loss) before income tax	(118,262)	(31,866)	(86,396)	271%
Income tax expense	(40)	(715)	675	(94)%
Net income (loss)	$(118,302)	$(32,581)	$(85,721)	263%

Revenue
During the three months ended March 31, 2026, revenue increased by $2.7 million, or 80% to $6.1 million from $3.4 million for the three months ended March 31, 2025, driven primarily by a $1.6 million increase in imagery ordered by new and existing Data & Analytics customers and a $1.1 million increase in revenue generated from the Space Systems business line. Revenue for the three months ended March 31, 2026 included $4.6 million attributable to our Data & Analytics line of business and $1.5 million attributable to our Space Systems line of business compared to $3.0 million and $0.4 million, respectively, in the prior year.
Cost of revenue, exclusive of depreciation
Cost of sales, exclusive of depreciation, increased $0.2 million, or 17%, to $1.5 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025. The increase was driven primarily by higher ground station costs.
Engineering expenses

	Three Months Ended March 31,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	Change	% Change
Engineering
Salaries, wages, and other benefits	$1,939	$1,876	$63	3%
Stock-based compensation	130	61	69	113%
Professional fees	194	65	129	198%
Software expenses	170	14	156	1,114%
Other	647	477	170	36%
Total	$3,080	$2,493	$587	24%

Engineering expenses increased $0.6 million, or 24%, to $3.1 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The increase was driven primarily by an increase in software expenses, professional fees, and employee compensation including stock-based compensation. Stock-based compensation increased primarily from a broadened pool of employees receiving stock-based compensation in 2025.
Selling, general and administrative expenses

	Three Months Ended March 31,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	$ Change	% Change
Selling, general and administrative
Professional fees	976	1,795	(819)	(46)%
Stock-based compensation	605	533	72	14%
Salaries, wages, and other benefits	2,658	2,142	516	24%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(32)	—	(32)	—%
Insurance	245	322	(77)	(24)%
Software expenses	1,283	1,272	11	1%
Other selling and administrative expenses	810	421	389	92%
Total	$6,545	$6,485	$60	1%

Selling, general and administrative expenses increased $0.1 million, or 1%, to $6.5 million during the three months ended March 31, 2026, from $6.5 million for the three months ended March 31, 2025. The increase was driven primarily by an increase in salaries, wages, and other benefits as a result of the Company increasing its workforce as the Company anticipates growth in 2026, increased stock-based compensation due to a broadened pool of employees receiving stock-based compensation, and an increase in other selling and administrative expenses. These increases were partially offset by a $0.8 million decrease in professional fees consisting mainly of legal fees incurred for the U.S. domestication in the three months ended March 31, 2025 and increased stock-based compensation forfeitures.

Depreciation expense
Depreciation expense decreased by $1.3 million, or 48%, to $1.4 million for the three months ended March 31, 2026, as compared to $2.7 million for the three months ended March 31, 2025. The decrease was due primarily to a reduction in the number of satellites with depreciable useful lives.

Interest income, net
Interest income, net increased $0.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was due to increased cash and cash equivalents following the Company’s equity raises in the fourth quarter of 2025 and the first quarter of 2026.

Change in fair value of financial instruments
The negative change in fair value of financial instruments of $90.7 million was related to net losses on our financial instruments of $113.0 million for the three months ended March 31, 2026, compared to net losses of $22.4 million for the three months ended March 31, 2025. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant, and earnout liabilities, which were impacted by the increases in our Class A common stock trading price during the three months ended March 31, 2026. This increase in our stock price was more significant in the three months ended March 31, 2026, compared to the same period in 2025.
Other income (expense), net
Other income (expense), net increased $0.3 million, or 192%, to $0.2 million of income for the three months ended March 31, 2026, compared to $0.2 million of expense for the three months ended March 31, 2025. The net increase in income was driven primarily by foreign currency exchange net gains for the three months ended March 31, 2026 compared to foreign currency exchange net losses in the three months ended March 31, 2025.
Income tax expense
Income tax expense decreased by $0.7 million, or 94%, to an expense of $40 thousand for the three months ended March 31, 2026, from expense of $0.7 million for the three months ended March 31, 2025. The decrease was driven primarily by lower expense related to unrecognized tax benefits. The associated liability was fully accrued in a prior period. Also contributing to the decrease was a reserve recorded on a tax receivable in Argentina in the three months ended March 31, 2025 that did not recur in the current period.

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
We define Non-GAAP EBITDA as net loss excluding interest income, net, income taxes, depreciation and amortization. Interest income, net is interest income less interest expense. We did not incur amortization expense during the three months ended March 31, 2026 and 2025.
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
As of January 1, 2026, we updated our methodology to exclude interest income from EBITDA and Adjusted EBITDA. This change aligns our reporting with industry peers and better serves our goal of providing useful information regarding our operating performance by ensuring that non-operating income and losses are excluded from our Non-GAAP profitability measures. The prior period has been recast using the updated methodology.
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Net income (loss) available to stockholders	$(118,302)	$(32,581)
EBITDA (non-GAAP)	(117,827)	(29,356)
Adjusted EBITDA (non-GAAP)	(4,234)	(6,233)
Net cash provided by (used in) operating activities	158	(4,722)
Free Cash Flow (non-GAAP)	(5,392)	(6,635)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Net income (loss) available to stockholders	$(118,302)	$(32,581)
Interest income, net	(957)	(177)
Income tax expense	40	715
Depreciation	1,392	2,687
Non-GAAP EBITDA	$(117,827)	$(29,356)
Change in fair value of financial instruments	113,011	22,361
Other expense (income), net (1)	(153)	167
Stock-based compensation	735	595
Non-GAAP Adjusted EBITDA	$(4,234)	$(6,233)

(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Net cash provided by (used in) operating activities	$158	$(4,722)
Less purchases of property and equipment	(5,550)	(1,913)
Non-GAAP Free Cash Flow	$(5,392)	$(6,635)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of March 31, 2026, we had $121.9 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $30.1 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of March 31, 2026, we had an accumulated deficit of $523.2 million, and for the three months ended March 31, 2026, we had net cash provided by operating activities of $0.2 million.

We continue to focus on cost and spending control measures, including a disciplined approach to growth in our workforce to preserve liquidity.
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

On March 30, 2026, the Company entered into the Sales Agreement pursuant to which the Company may offer and sell, from time to time, through the sales agents, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million. We expect to use the net proceeds from the ATM Program for general corporate purposes.

As of March 31, 2026, the Company had outstanding letters of credit totaling approximately $7.9 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of March 31, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.
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
Our future capital requirements may vary materially from those currently planned and our ability to meet those requirements will depend primarily on our ability to generate sufficient revenue to achieve profitability. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing.
Additionally, we are an early-stage growth company and subject to a number of risks associated with emerging, technology-oriented companies with a limited operating history, including, but not limited to, dependence on key individuals, a developing business model, key customers, initial and continued market acceptance of our services and protection of our proprietary technology. Our sales efforts involve considerable time and expense, and our sales cycle is long and unpredictable. We also have risks from competition from substitute products and services. All of these risks, as well as the risks included in Part I, Item 1A. Risk Factors included in our 2025 Annual Report, could have an adverse impact on our business and financial prospects and cause us to seek additional financing to fund future operations.
Cash Flows Summary
The following table summarizes our cash flow information for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands of U.S. dollars)	2026	2025
Net cash flows:
Net cash flows provided by (used in) operating activities	$158	$(4,722)
Net cash flows used in investing activities	(5,550)	(1,913)
Net cash flows provided by financing activities	32,503	1,684
Net change in cash, cash equivalents and restricted cash	$27,111	$(4,951)

Cash Flows Provided by (Used in) Operating Activities
The cash flows provided by (used in) operating activities to date have been primarily comprised of costs and expenses related to development of our products, payroll, fluctuations in accounts payable and other current assets and liabilities. As we continue to expand our commercial operations, we anticipate our cash used in operating activities will remain elevated until we begin to generate material cash flows from the business.
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Three Months Ended March 31,
	2026	2025
Net loss	$(118,302)	$(32,581)
Adjustments for the impact of non-cash items (1)	114,280	24,188
Net loss adjusted for the impact of non-cash items	(4,022)	(8,393)
Changes in assets and liabilities
Accounts receivable(2)	5,716	(21)
Inventories (3)	(270)	—
Prepaid expenses and other current assets(4)	(976)	830
Accounts payable(5)	907	569
Other(6)	(1,197)	2,293
Net cash provided by (used in) operating activities	$158	$(4,722)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, changes in foreign currency and others.
(2)The change is primarily due to timing of payments and improved collection of our accounts receivable.
(3) The change is due to inventory purchases for Space Systems satellite builds.
(4) The change is primarily due to timing of prepaid insurance payments.
(5) The change is primarily due to the timing of payments.
(6)The change is primarily due to timing of payments, net of an increase in contract liabilities for new revenue contracts.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.
Net cash used in investing activities $5.6 million for the three months ended March 31, 2026, increased compared to $1.9 million for the three months ended March 31, 2025. The Company has increased its purchases of equipment as we build our Merlin constellation.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $32.5 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of $1.7 million for the three months ended March 31, 2025, which resulted primarily from proceeds from stock issuances under the Registered Direct Offering in the first three months of 2026 compared to the Prior ATM Program and proceeds from exercise of stock options in the three months ended March 31, 2025.

Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at March 31, 2026 and December 31, 2025.
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

Refer to Note 2 Summary of Significant Accounting Policies for updates to our critical accounting policies and estimates during the three months ended March 31, 2026, specifically regarding our revenue recognition policy for satellite sales and the transition to the fair value method of accounting for our equity investment in Officina Stellare. Aside from these updates, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.
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
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. We expect to remain an emerging growth company at least through the end of the 2026 fiscal year and we expect to continue to take advantage of the benefits of the extended transition period, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of our other directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Form of Securities Purchase Agreement, dated January 26, 2026, by and among Satellogic Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 27, 2026 (file no. 001-41247)).

10.2
Placement Agent Agreement, dated January 26, 2026, by and between Satellogic Inc. and Titan Partners Group LLC, a division of American Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 27, 2026 (file no. 001-41247)).

10.3
Sales Agreement, dated March 30, 2026, by and among Satellogic Inc., Cantor Fitzgerald & Co., Craig-Hallum Capital Group LLC, Northland Securities, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 30, 2026 (file no. 001-41247)).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 12, 2026

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)