Form 10-K/A
period 2025-12-31
Satellogic Inc.
filed 2026-06-17
CIK 1874315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41247

Satellogic Inc.

(Exact name of Registrant as specified in its charter)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of the original Form 10-K, as amended by this Amendment No. 1, to the extent stated therein.

Explanatory Note

Satellogic Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the period ended December 31, 2025 as an exhibit only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications, which was inadvertently omitted from the Section 302 certifications included with the original Form 10-K filed with the Securities and Exchange Commission on March 19, 2026. This Amendment No. 1 to Form 10-K does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(2) Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 17, 2026	SATELLOGIC INC.

	By:	/s/ Rick Dunn
	Name:	Rick Dunn
	Title:	Chief Financial Officer