Form 10-Q/A
period 2026-03-31
Satellogic Inc.
filed 2026-06-17
CIK 1874315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

Satellogic Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2026 as an exhibit only filing solely to re-file Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications, which was inadvertently omitted from the Section 302 certifications included with the original Form 10-Q filed with the Securities and Exchange Commission on May 12, 2026. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-Q in any way.

ITEM 6. EXHIBITS

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