Form 10-Q
period 2026-06-30
Satellogic Inc.
filed 2026-08-06
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of July 31, 2026, there were 143,157,270 shares of Class A common stock and 10,582,641 shares of Class B common stock outstanding.

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

•our ability to effectively market and sell our Data & Analytics and Space Systems offerings and to convert our pipeline of potential contracts into actual revenues;

•market acceptance of our Persistent Global Intelligence (“PGI”) infrastructure, Data & Analytics offerings, including Aleph Observer, and Space Systems solutions, and our dependence upon our ability to keep pace with the latest technological advances, including those related to artificial intelligence (“AI”), machine learning, on-satellite AI, persistent monitoring and geospatial intelligence;

•risks related to the development, launch, deployment and commercialization of Merlin satellites and the Merlin Constellation, including our ability to achieve anticipated launch, operational, coverage, resolution, analytics, inter-satellite tasking and customer adoption objectives;

•risks related to the Secured Convertible Notes (as defined below);

•the potential loss of one or more of our largest customers;

•the considerable time and expense related to our sales efforts and the length and unpredictability of our sales cycle;

•risks and uncertainties associated with defense-related contracts, sovereign customers, government customers and intelligence community customers;

•risks related to our pricing structure;

•our ability to scale production, launch, commissioning and operation of our satellites and related systems as planned;

•unforeseen risks, challenges and uncertainties related to our PGI strategy, sovereign-trusted architecture, persistent monitoring offerings, Space Systems business, sale or transfer of in-orbit satellites, and expansion into new products, services, collaborations and business lines;

•our dependence on third parties, including SpaceX, to transport and launch our satellites into space;

•our reliance on third party vendors and manufacturers to build and provide certain satellite components, products, or services, and the inability of these vendors and manufacturers to meet our needs;

•our dependence on ground station and cloud-based computing infrastructure operated by third parties for our Data & Analytics, PGI and Space Systems offerings, and any errors, disruption, cybersecurity incidents, performance problems, or failure in their or our operational infrastructure;

•risks related to certain minimum service requirements in our customer contracts;

•our ability to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or our ability to successfully integrate acquisitions;

•competition for PGI infrastructure, including high-resolution satellite imagery, Earth observation, persistent monitoring, geospatial intelligence, Data & Analytics and Space Systems products and services;

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

•unknown defects or errors in our products, services, satellites, software, analytics, AI-enabled workflows, data products or related systems;

•risks related to the capital-intensive nature of our business and our ability to raise adequate capital to finance our business strategies;

•uncertainties beyond our control related to the production, launch, commissioning, and/or operation of our satellites and related ground systems, software, AI, analytics and geospatial intelligence technologies;

•the failure of the market for PGI infrastructure, including satellite imagery, persistent monitoring, Data & Analytics and Space Systems offerings to achieve the growth potential we expect;

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
The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, as well as Part I, "Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and our other filings with the SEC. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and, except as required by law, the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company can give no assurance that it will achieve its expectations.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars, except share and per share amounts)	2026	2025	2026	2025
Revenue
Service revenue	$7,584	$4,440	$12,955	$7,827
Product revenue	8,335	—	9,071	—
Total revenue	15,919	4,440	22,026	7,827

Costs and expenses, exclusive of depreciation shown separately below
Cost of service revenue	1,690	1,189	3,090	2,426
Cost of product revenue	1,132	—	1,183	—
Cost of revenue	2,822	1,189	4,273	2,426
Engineering	3,074	2,327	6,154	4,820
Selling, general and administrative	8,612	5,361	15,157	11,846
Depreciation	1,145	1,848	2,537	4,535
Total costs and expenses	15,653	10,725	28,121	23,627
Operating income (loss)	266	(6,285)	(6,095)	(15,800)
Other income (expense), net
Interest income, net	1,003	285	1,960	462
Change in fair value of financial instruments	(19,679)	(312)	(132,690)	(22,673)
Other income (expense), net	300	(380)	453	(547)
Total other income (expense), net	(18,376)	(407)	(130,277)	(22,758)
Loss before income tax	(18,110)	(6,692)	(136,372)	(38,558)
Income tax benefit (expense)	(1,939)	40	(1,979)	(675)
Net loss available to stockholders	$(20,049)	$(6,652)	$(138,351)	$(39,233)
Other comprehensive (loss) gain
Foreign currency translation (loss) gain, net of tax	(265)	749	(798)	1,006
Comprehensive loss	$(20,314)	$(5,903)	$(139,149)	$(38,227)

Basic net loss per share for the period attributable to holders of Common Stock	$(0.13)	$(0.06)	$(0.95)	$(0.39)
Basic weighted-average Common Stock outstanding	150,594,308	103,206,882	145,794,960	99,949,214
Diluted net loss per share for the period attributable to holders of Common Stock	$(0.13)	$(0.06)	$(0.95)	$(0.39)
Diluted weighted-average Common Stock outstanding	150,594,308	103,206,882	145,794,960	99,949,214

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$112,809	$94,430
Restricted cash	9,118	7,407
Accounts receivable, net of allowance of $18 and $52, respectively	9,519	8,548
Inventories	1,819	2,090
Prepaid expenses and other current assets	6,321	2,699
Total current assets	139,586	115,174
Property and equipment, net	33,666	24,650
Operating lease right-of-use assets	6,482	7,048
Investment in equity securities	14,952	—
Other non-current assets	1,562	4,431
Total assets	$196,248	$151,303
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,433	$2,432
Warrant liabilities	33,537	5,818
Earnout liabilities	3,663	554
Operating lease liabilities	1,266	1,174
Contract liabilities	14,598	10,609
Accrued expenses and other liabilities	2,257	1,918
Total current liabilities	59,754	22,505
Secured Convertible Notes at fair value	89,730	56,110
Operating lease liabilities	5,490	6,099
Contract liabilities	3,500	4,000
Other non-current liabilities	3,892	2,063
Total liabilities	162,366	90,777
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 143,692,991 shares issued and 143,125,168 shares outstanding as of June 30, 2026 and 125,639,916 shares issued and 125,072,093 shares outstanding as of December 31, 2025	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,641 shares issued and outstanding as of June 30, 2026 and 10,582,641 issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 567,823 shares as of June 30, 2026 and December 31, 2025	(8,603)	(8,603)
Additional paid-in capital	585,991	473,486
Accumulated other comprehensive (loss) income	(267)	531
Accumulated deficit	(543,239)	(404,888)
Total stockholders’ equity	33,882	60,526
Total liabilities and stockholders' equity	$196,248	$151,303
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss) income (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(32,581)	(32,581)
Issuance of Class A Common Stock under Prior ATM Program	275,587	1,128	—	—	—	1,128
Other comprehensive income	—	—	—	257	—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—	—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—	—	(375)
Stock-based compensation	—	595	—	—	—	595
Balance as of March 31, 2025	97,466,256	$358,511	$(8,603)	$(314)	$(432,686)	$(83,092)
Net loss	—	—	—	—	(6,652)	(6,652)
Issuance of Class A Common Stock under Registered Direct Offering	6,451,612	18,769	—	—	—	18,769
Issuance of Class A Common Stock under ATM Program	496,940	1,456	—	—	—	1,456
Other comprehensive income	—	—	—	749	—	749
Exercise of stock options and RSUs vested	829,740	359	—	—	—	359
Payments for withholding taxes related to the net share settlement of equity awards	—	(278)	—	—	—	(278)
Stock-based compensation	—	576	—	—	—	576
Balance as of June 30, 2025	105,244,548	$379,393	$(8,603)	$435	$(439,338)	$(68,113)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive (loss) income consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive loss (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2025	135,654,734	$473,486	$(8,603)	$531	$(404,888)	$60,526
Net loss	—	—	—	—	(118,302)	(118,302)
Issuance of Common Stock under Registered Direct Offering	7,399,578	32,343	—	—	—	32,343
Other comprehensive loss	—	—	—	(533)	—	(533)
Exercise of stock options and RSUs vested	187,184	5	—	—	—	5
Payments for withholding taxes related to the net share settlement of equity awards	—	(303)	—	—	—	(303)
Stock-based compensation	—	735	—	—	—	735
Balance as of March 31, 2026	143,241,496	$506,266	$(8,603)	$(2)	$(523,190)	$(25,529)
Net loss	—	—	—	—	(20,049)	(20,049)
Issuance of Class A Common Stock upon conversion of Secured Convertible Notes	10,000,000	78,450	—	—	—	78,450
Other comprehensive loss	—	—	—	(265)	—	(265)
Exercise of stock options and RSUs vested	466,312	230	—	—	—	230
Exercise of $8.63 warrants	1	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(388)	—	—	—	(388)
Stock-based compensation	—	1,433	—	—	—	1,433
Balance as of June 30, 2026	153,707,809	$585,991	$(8,603)	$(267)	$(543,239)	$33,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025
Cash flows from operating activities:
Net loss	$(138,351)	$(39,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,537	4,535
Operating lease expense	1,009	821
Deferred tax expense (benefit)	1,897	—
Stock-based compensation	2,168	1,171
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	131,200	21,003
Foreign exchange differences	(173)	(191)
Loss on disposal of property and equipment	311	168
Release of estimated credit losses on accounts receivable	(34)	(49)
Non-cash change in contract liabilities	(337)	(249)
Adjustment for proceeds on sale of in-orbit satellites	(8,335)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,350)	1,534
Inventories	726	—
Prepaid expenses and other current assets	(4,081)	1,251
Accounts payable	815	(536)
Contract liabilities	4,114	746
Accrued expenses and other liabilities	373	513
Operating lease liabilities	(961)	(548)
Net cash used in operating activities	(8,472)	(9,064)
Cash flows from investing activities:
Purchases of property and equipment	(11,185)	(2,689)
Proceeds from sale of in-orbit satellites	8,335	—
Net cash used in investing activities	(2,850)	(2,689)
Cash flows from financing activities:
Payments for withholding taxes related to the net share settlement of equity awards	(691)	(653)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	—	2,039
Proceeds from Registered Direct Offerings, net of transaction costs	32,795	18,769
Proceeds from exercise of stock options	235	1,275
Net cash provided by financing activities	32,339	21,430
Net increase in cash, cash equivalents and restricted cash	21,017	9,677
Effect of foreign exchange rate changes on cash and cash equivalents	32	220
Cash, cash equivalents and restricted cash - beginning of period	102,092	23,682
Cash, cash equivalents and restricted cash - end of period	$123,141	$33,579
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
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X and other rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the six months ended June 30, 2026. The Company conducts business through one operating and reporting segment.

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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of June 30, 2026, two customers accounted for 74% of accounts receivable. As of December 31, 2025, one customer accounted for 66% of our accounts receivable.

We had two customers that each accounted for more than 10% of our revenue totaling $11.6 million for the three months ended June 30, 2026 and three customers that each accounted for more than 10% of our revenue totaling $3.1 million for the three months ended June 30, 2025.

We had three customers that each accounted for more than 10% of our revenue totaling $14.3 million for the six months ended June 30, 2026 and four customers that each accounted for more than 10% of our revenue totaling $6.1 million for the six months ended June 30, 2025.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of June 30, 2026 due to our operating losses and net cash used in operations for the six months then ended and concluded that the asset group is not impaired.

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

If estimates or underlying assumptions change in the future, we may be required to record impairment charges. If the fair value of an asset group is less than its carrying amount, then the carrying amount of the asset group would be reduced to its fair value. That reduction is an impairment loss that would be recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Foreign Currencies
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, contracts denominated in foreign currencies and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Condensed Consolidated Statements of Operations and Comprehensive Loss (included in other income (expense), net) and resulted in gains of $0.3 million and losses of $0.3 million for the three months ended June 30, 2026 and 2025, respectively and gains of $0.4 million and losses of $0.5 million during the six months ended June 30, 2026 and 2025, respectively.
Leases
For the three months ended June 30, 2026 and 2025, lease expense was $0.5 million and $0.4 million, respectively and for the six months ended June 30, 2026 and 2025, lease expense was $1.0 million and $0.8 million, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts are written off against the allowance for credit losses account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Allowance for credit losses as of beginning of year	$52	$148
Provision (release)	(34)	(49)
Write offs	—	(11)
Allowance for credit losses as of end of period	$18	$88
Cash, Cash Equivalents and Restricted Cash

Restricted cash, including amounts in Other non-current assets, represents amounts pledged as guarantees for sales and lease agreements as contractually required.

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$112,809	$94,430
Restricted cash	9,118	7,407
Restricted cash included in Other non-current assets	1,214	255
Total cash, cash equivalents and restricted cash	$123,141	$102,092

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Cash Flow Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid during the period for:
Income tax, net of (refunds)	$—	$146	$(2)	$302
Interest	$—	$3	$1,493	$1,673

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unpaid property and equipment included in accounts payable at June 30	$1,758	$375
Conversion of secured convertible notes to common stock	$78,450	$—
Non-cash reclassification from property and equipment to inventory for capitalized costs paid in a prior period.	$456	$—

Proceeds from sales of in-orbit satellites are recognized as cash flows from investing activities as the components to construct the satellites were recognized as cash used in investing activities.

Research and Development
For the three months ended June 30, 2026 and 2025, research and development expenses were $1.5 million and $1.2 million, respectively, and for the six months ended June 30, 2026, and 2025, research and development expenses were $2.9 million and $2.6 million, respectively. Research and development expenses are included in Engineering on the Condensed Consolidated Statement of Operations and Comprehensive Loss.
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

Service Revenue — Imagery Sales, Subscription-based Arrangements, and Data Analytics

Service revenue consists primarily of sales of satellite imagery and related services, which may be provided on a per‑image basis or through subscription‑based arrangements that provide customers with satellite capacity to provide access to imagery tasking over a defined contract term. Accordingly, the sales of satellite imagery are treated as a single performance obligation and revenue is recognized at a point in time when the imagery is delivered or made available to the customer. Subscription-based arrangements are a separate, distinct performance obligation and revenue is recognized over time as the Company delivers promises outlined in the contract to the customer. In addition, services associated with our satellite sales, such as training and integration services, are evaluated to determine distinct performance obligations and for those performance obligations, revenue is typically recognized over time.

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

As part of its “mark-to-market” fair value remeasurement on January 1, 2026, the Company recognized an unrealized gain of $5.3 million on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.
3. Accounting Standards Updates
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance for capitalizing costs related to internal-use software. The ASU removes the prescriptive, sequential project stages (preliminary project stage, application development stage, and post-implementation/operation stage) and replaces them with a "probable-to-complete recognition threshold." The ASU also clarifies that the disclosure requirements for Property, Plant, and Equipment (Topic 360) apply to all capitalized internal-use software costs, and the specific intangibles disclosures in Topic 350 are not required. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with earlier adoption permitted. The Company is currently evaluating the effect of the guidance on its Condensed Consolidated Financial Statements and related disclosures.

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

The Company’s operating segment derives its revenues from the sale of images via Data & Analytics and Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems business line. The Company evaluates its operations based on net income (loss). Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net income (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate accounted for by the equity method, and income tax expense. In addition to depreciation expense, other non-cash expenses include stock-based compensation disclosed in the Condensed Consolidated Statement of Cash Flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the Condensed Consolidated Statement of Cash Flows and the acquisition of new operating lease right of use assets for the six months ended June 30, 2026 and 2025 of $0.0 million and $6.5 million, respectively. Total non-current assets also includes an equity investment at fair value at June 30, 2026 and an equity-method investment at December 31, 2025 of $15.0 million and $3.8 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$15,919	$4,440	$22,026	$7,827
Cost of revenue exclusive of depreciation	(2,822)	(1,189)	(4,273)	(2,426)
Engineering	(3,074)	(2,327)	(6,154)	(4,820)
Selling, general and administrative expenses	(8,612)	(5,361)	(15,157)	(11,846)
Other segment items	(21,460)	(2,215)	(134,793)	(27,968)
Net loss	$(20,049)	$(6,652)	$(138,351)	$(39,233)

Revenue by geographic area is as follows(a):

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$2,023	$3,359	$3,899	$5,920
Rest of world	13,896	1,081	18,127	1,907
Total	$15,919	$4,440	$22,026	$7,827

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

For the three months ended June 30, 2026 and 2025, the rest of world had two and zero countries, respectively, that generated 10% or more of the Company's total revenue.

For the six months ended June 30, 2026 and 2025, the rest of world had two and one countries, respectively, that generated 10% or more of the Company's total revenue.

5. Revenue from Contracts with Customers
During the three months ended June 30, 2026, we recognized revenue of $15.9 million, of which $0.8 million was recognized over time and $15.2 million was recognized at a point in time. During the three months ended June 30, 2025, we recognized revenue of $4.4 million, of which $0.9 million was recognized over time and $3.5 million was recognized at a point in time.
During the six months ended June 30, 2026, we recognized revenue of $22.0 million, of which $1.8 million was recognized over time and $20.2 million was recognized at a point in time. During the six months ended June 30, 2025, we recognized revenue of $7.8 million, of which $1.6 million was recognized over time and $6.2 million was recognized at a point in time.

In November 2021, the Company entered a 5-year noncancellable agreement with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. For the three months ended June 30, 2026 and 2025, we recognized $1.3 million and $1.2 million of revenue from this customer, respectively. For the six months ended June 30, 2026, and 2025, we recognized $2.3 million and $2.2 million of revenue from this customer, respectively.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by business line
Data & Analytics including CaaS	$7,108	$3,956	$11,752	$6,989
Space Systems	8,811	484	10,274	838
Total revenue	$15,919	$4,440	$22,026	$7,827

Information about our revenue by timing is as follows:

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by timing
Over-time	$769	$878	$1,849	$1,633
Point-in-time	15,150	3,562	20,177	6,194
Total revenue	$15,919	$4,440	$22,026	$7,827
Information about our revenue by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by geography (1)
Americas	$2,260	$3,545	$4,288	$6,126
Europe	9,187	480	10,311	934
Asia Pacific	892	315	3,351	484
Middle East and North Africa	3,580	100	4,076	283
Total revenue	$15,919	$4,440	$22,026	$7,827
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery or related service. Amounts included in Contract liabilities are as follows:

	June 30,	December 31,
	2026	2025
Current	$14,598	$10,609
Non-current	3,500	4,000
Total	$18,098	$14,609
During the six months ended June 30, 2026, we recognized revenue of $8.9 million that was included as a contract liability as of December 31, 2025. During the six months ended June 30, 2025, we recognized revenue of $3.0 million that was included as a contract liability as of December 31, 2024. The increase in contract liabilities in the six months ended June 30, 2026 was primarily due to collections from new customers for performance obligations that will be satisfied during 2026. Total unused credits related to the non-cash agreement described above included in contract liabilities at June 30, 2026, and December 31, 2025 were $0.7 million and $1.1 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the six months ended June 30, 2026 or 2025.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As discussed in Note 2 Summary of Significant Accounting Policies, the Company changed its disclosure methodology in 2025 to include contracts in its calculation of RPO that have an original duration of one year or less.

The following table represents the total transaction price for the remaining performance obligations as of June 30, 2026 related to non-cancellable contracts that is expected to be recognized over future periods.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$45,797	$9,299	$7,167	$18,405

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2025	$3,527	$186	$2,105	$5,818
Change in fair value of financial instruments	18,230	947	8,542	27,719
As of June 30, 2026	$21,757	$1,133	$10,647	$33,537

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
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $21.8 million as of June 30, 2026. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

In 2022, pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $1.1 million as of June 30, 2026. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. There were 8,253,454 $8.63 Warrants outstanding, which had a fair value of $10.6 million as of June 30, 2026.
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2025	$554
Change in fair value of financial instruments	3,109
As of June 30, 2026	$3,663
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the six months ended June 30, 2026. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	June 30,	December 31,
		2026	2025
Satellites and other equipment	3-5	$28,389	$32,099
Satellites under construction	Not applicable	24,876	14,813
Leasehold improvements	5-10	3,406	3,249
Other property and equipment	3-10	4,615	4,229
Total property and equipment		61,286	54,390
Less: Accumulated depreciation		(27,620)	(29,740)
Property and equipment, net		$33,666	$24,650

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information related to our property and equipment and operating lease right of use assets by geography is as follows:

	June 30,	December 31,
	2026	2025
Uruguay	$39,826	$31,347
Argentina	293	317
Other countries	29	34
Total (1)	$40,148	$31,698
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	June 30,	December 31,
	2026	2025
Prepaid expenses and other current assets
Contract asset	$2,987	$—
Prepaid expenses	2,298	1,523
Advances to suppliers	183	113
Other current assets	853	1,063
Total	$6,321	$2,699

Accrued Expenses and Other Liabilities

	June 30,	December 31,
	2026	2025
Accrued expenses and other liabilities
Payroll and benefits payable	$1,800	$1,787
Other taxes payable	1,887	1,507
Deferred income tax liability	1,852	—
Other	610	687
Total	$6,149	$3,981

Total current	$2,257	$1,918
Total non-current	$3,892	$2,063

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Interest Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income, net
Interest expense (1)	$—	$(3)	$(3)	$(3)
Interest income	1,003	288	1,963	465
Total	$1,003	$285	$1,960	$462

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

The calculation of our effective tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total loss before income tax	$(18,110)	$(6,692)	$(136,372)	$(38,558)
Income tax expense (benefit)	$1,939	$(40)	$1,979	$675
Effective tax provision rate	(10.7%)	0.6%	(1.5%)	(1.8%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the six months ended June 30, 2026 and 2025 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.

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
11. Stock-based Compensation
A summary of stock option activity for the six months ended June 30, 2026 is as follows:

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	1,318,479	$2.22	4.74
Granted	197,330
Exercised during the period	(215,086)
Expired during the period	(10,744)
Outstanding at June 30, 2026	1,289,979	$3.03	5.17
Exercisable at June 30, 2026	1,092,649	$2.44	4.31
A summary of restricted stock units (“RSU”) activity for the six months ended June 30, 2026 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2025	3,096,724	$2.66
Granted during the period	1,016,770	5.90
Forfeited during the period	(624,534)	2.19
Vested during the period (1)	(554,230)	3.51
Outstanding unvested RSUs at June 30, 2026	2,934,730	$3.83

(1) The issuance of Class A common stock was deferred, as elected by certain grantees, for 115,819 RSUs that vested during the six months ended June 30, 2026.

The following table lists the weighted average assumptions used under the Black-Scholes model for stock options granted during the six months ended June 30, 2026:

Six Months Ended June 30, 2026
Weighted average fair value of options at the measurement date (grant date)	$5.13
Dividend yield (%)	—
Expected volatility (%)	110%
Risk-free interest rate (%)	4.29%
Weighted average share price	$6.28

12. Net Loss Per Share
Diluted loss per share considers the impact of potentially dilutive securities. We identified financial instruments that qualify as potential common shares: (i) the share-based options awards described in Note 11 (Stock-based Compensation), (ii) the warrants described in Note 6 (Warrant Liabilities), and (iii) the earnout liabilities described in Note 7 (Earnout Liabilities). Each of these potential common shares is antidilutive since their conversion to common shares would decrease loss per share from continuing operations.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Basic and diluted net income (loss) per share attributable to common stockholders is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to holders of Common Stock	$(20,049)	$(6,652)	$(138,351)	$(39,233)
Denominator
Basic and diluted weighted-average shares of Common Stock outstanding	150,594,308	103,206,882	145,794,960	99,949,214
Net loss per share for the period attributable to holders of Common Stock
Basic	$(0.13)	$(0.06)	$(0.95)	$(0.39)
Diluted	$(0.13)	$(0.06)	$(0.95)	$(0.39)
Additionally, the following securities outstanding at each period end were not included in the quarter-to-date or year-to-date computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	49,184,814	49,184,815	49,184,814	49,184,815
Sponsor earnout shares	1,775,962	1,775,962	1,775,962	1,775,962
Stock options	1,092,649	1,995,277	1,092,649	1,995,277
Unvested restricted stock units	2,934,730	3,564,199	2,934,730	3,564,199
Deferred issuance restricted stock units	911,719	385,900	911,719	385,900
Shares convertible from Secured Convertible Notes	15,000,000	25,000,000	15,000,000	25,000,000
Total	70,899,874	81,906,153	70,899,874	81,906,153
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of June 30, 2026	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS equity investment	$—	$14,952	$—
Liabilities
$8.63 Warrants liability	$10,647	$—	$—
PIPE Warrant liability	—	—	1,133
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	21,757
Total Warrant Liabilities	$10,647	$—	$22,890
Sponsor Earnout liability	$—	$—	$3,663
Secured Convertible Notes	$—	$—	$89,730

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

As of December 31, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
$8.63 Warrants liability	$2,105	$—	$—
PIPE Warrant liability	—	—	186
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	3,527
Total Warrant Liabilities	$2,105	$—	$3,713
Sponsor Earnout Liability	$—	$—	$554
Secured Convertible Notes	$—	$—	$56,110
The following methods and assumptions were used to estimate the fair values at June 30, 2026:
•The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities are considered to approximate their fair values due to the short-term nature of these items.

•The volatility assumption is based on the historical volatility of the Company’s and OS’s stock prices, implied volatility of the Company’s and guideline public companies’ stock prices and the risk-free rate-of-return assumption is based on market rates. An increase in volatility and / or the risk-free rate of return would result in higher values for the Company’s stock warrants.

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.57 years
◦Volatility: 127.5%
◦Risk-free rate of return: 4.0%

•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.62 years
◦Volatility: 127.5%
◦Risk-free rate of return: 4.0%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 0.57 years
◦Volatility: 127.5%
◦Risk-free rate of return: 4.0%

•The fair values of the Secured Convertible Notes are determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $71.7 million at June 30, 2026. Inputs used for the fair value measurement include:
◦Credit spread: 25.84% to 38.34%
◦Volatility: 90%
◦Risk-free rate of return: 4.2%

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 assets during the six months ended June 30, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	236
Foreign currency translation adjustment	$91
At June 30, 2025	$649

(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the three months ended June 30, 2025.

The Company's Level 3 warrants expired on December 31, 2025. Accordingly, there was no fair value activity associated with these instruments during the six months ended June 30, 2026.
Changes in the fair value of Level 3 liabilities during the six months ended June 30, 2026 and 2025 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant		PIPE Warrant		Sponsor Earnout		Secured Convertible Notes
At December 31, 2024	$8,012		$471		$1,501		$79,070
Interest payments	—		—		—		(1,670)
Remeasurement (gain)/loss(1)	1,675		50		353		20,310
At June 30, 2025	$9,687		$521		$1,854		97,710

At December 31, 2025	$3,527		$186		$554		$56,110
Interest payments	—		—		—		(1,490)
Partial conversion to Class A common stock	—	—	—	—	—	—	(78,450)	—
Remeasurement (gain)/loss(1)	18,230		947		3,109		113,560
At June 30, 2026	$21,757		$1,133		$3,663		$89,730
(1) Recognized in Change in fair value of financial instruments of the Condensed Consolidated Statements of Operations and Comprehensive Loss as change in fair value of financial instruments for the six months ended June 30, 2026 and 2025, respectively.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2026 or 2025. On January 1, 2026, the Company changed its method of accounting for the Company’s OS investment from the equity method of accounting to the fair value through net income method. Upon this change, the Company recorded an initial gain of $5.3 million. For the three and six months ended June 30, 2026, the Company recorded subsequent unrealized gains of $7.9 million and $6.4 million due to fair value adjustments, resulting in a total gain of $11.7 million recognized within “Changes in fair value of financial instruments” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2026.

14. Related Parties

See description of transactions with Cantor Fitzgerald & Co. (“CF&Co.”) and Liberty Investment as part of the Merger Transaction described in Note 4 (Reverse Recapitalization) of our 2025 Annual Report.
During the six months ended June 30, 2026, the Company made $0.2 million of purchases from our equity investment, Officina Stellare (“OS”). During the six months ended June 30, 2025, we made purchases totaling $0.2 million from OS.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
There was $0.6 million and $0.4 million owed to OS and included in Accounts payable at June 30, 2026 and at December 31, 2025, respectively.

15. Secured Convertible Notes

Secured Convertible Notes as of June 30, 2026 and December 31, 2025 were as follows:

	June 30,	December 31,
	2026	2025
Secured Convertible Notes	$89,730	$56,110

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with Tether Investments Limited, (the “Purchaser”), pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.14% as of June 30, 2026), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

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

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Fair Value Option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the notes as separate derivatives. The Company elected the fair value option in order to account for the Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the Secured Convertible Notes is included in the Change in fair value of financial instruments on the Statement of Operations and Comprehensive Loss and debt issuance costs were recorded as expense in the current period rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of Secured Convertible notes at June 30, 2026 and December 31, 2025 includes accrued interest of $0.7 million and $0.9 million, respectively.

Partial Secured Convertible Notes Conversions

The Purchaser converted $6.0 million of principal under the Secured Convertible Notes in April 2026 and an additional $6.0 million of principal in May 2026 into 5.0 million and 5.0 million shares of Class A common stock, respectively. The principal owed on the Secured convertible notes at June 30, 2026 and December 31, 2025, was $18.0 million and $30.0 million, respectively.
16. Commitments and Contingencies
Contingencies
We may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of June 30, 2026 and December 31, 2025, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to June 30, 2026. Future purchase commitments under noncancelable launch service contracts as of June 30, 2026 for the year ending December 31, 2026 consisted of approximately $4.1 million and total commitments are $7.1 million through 2028.

Off-Balance Sheet Letters of Credit

As of June 30, 2026 the Company had outstanding letters of credit totaling approximately $9.5 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of June 30, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.

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

Company Overview

Satellogic builds the infrastructure to power Persistent Global Intelligence (“PGI”): continuous, proactive awareness of the places, assets, and activities that matter. We combine high-cadence satellite collection, best-in-class technology, AI-accelerated workflows, and sovereign-trusted architecture to help customers move from episodic imagery to persistent monitoring programs.

Our mission is to give governments, intelligence agencies, and commercial customers the persistent awareness they need to make faster, more confident decisions. We serve allied defense and intelligence agencies, civil governments, and commercial markets that need reliable, scalable awareness of change across large portfolios of sites. Through an end-to-end production and operations model, Satellogic provides governments with flexible options across their journey toward sovereign intelligence capabilities. Customers can begin with discovery, expand into persistent monitoring, and build toward dedicated or sovereign-controlled capacity as their mission requirements grow.

This integrated approach enables Satellogic to deploy satellites on predictable timelines and operate with capacity to support persistent coverage across large portfolios of sites. Satellogic enables continuous monitoring and alert-driven workflows that help customers move from reactive tasking to proactive decision-making, providing mission-critical data when it is needed.

Unmatched Capacity and Scale

Today’s geospatial data market is supply-constrained with customers demanding more data at lower costs. We operate one of the largest high-resolution constellations commercially available with the ability to significantly leverage existing in-orbit capabilities as capacity and cost champions.

Radical Cost Leadership and Technical Superiority

We produce and launch our satellites for a fraction of the cost of our competitors, which is achieved through our vertical integration, in-house manufacturing, and a design philosophy optimized for low mass and rapid production. We design the core components that go into developing and manufacturing our satellites to be mission specific. We manufacture many of our components, but we also partner with third parties to manufacture certain other components to our design specifications. We assemble, integrate and test the components and satellites in our facilities located in a free-trade zone in Montevideo, Uruguay. Additionally, our patent-protected camera design enables us to capture an exceptional volume of imagery from a smallsat form factor distinguishing our collection capabilities from competitors. Our superior capture capacity, coupled with our radical cost leadership, results in industry-leading unit economics. When taken together with the resolution and frequency we are able to deliver, we believe Satellogic is uniquely positioned to drive a meaningful expansion of today’s market with persistent monitoring and actionable data.

Sovereign-Trusted Architecture

We provide a sovereign-trusted architecture that ensures mission continuity independent of third-party priorities. We believe we are fully compliant with all applicable export regimes, which allows us to provide unique, disruptively-priced sovereign and defense solutions rapidly. This approach enables technology and knowledge transfer resulting in local manufacturing capabilities and in-orbit flight heritage, ensuring our customers retain strategic autonomy over their intelligence infrastructure.

Our Strategy

Our strategy is focused along two distinct business lines: Data & Analytics and Space Systems. These two business lines will allow us to serve the existing market and begin to democratize access to a host of new customers. We expect that the Data & Analytics business will continue to represent our most predictable revenue stream, as our business model moves from episodic imagery transactions toward persistent monitoring programs.

Our newest product, Aleph Observer, operationalizes persistent monitoring. Rather than relying on episodic tasking and best-effort imagery delivery, it enables ongoing monitoring of hundreds of sites daily in a customer’s area of interest, with predictable delivery over time. This allows teams to detect and assess change without repeated tasking, helping reduce operational friction and increase confidence.

Aleph Observer will also be a foundational platform as Merlin, the connected, global baseline detection layer of our PGI infrastructure, comes online. It scans the entire planet daily to provide real-time insights and connects into the rest of our constellation to immediately task high-resolution image collection for ultimate decision advantage. Merlin is expected to launch its first satellite, Merlin.01 in the fourth quarter of 2026, and become fully operational in the first half of 2027. We believe Merlin will transform continuous global collection into operational insight, expanding the monitoring model from targeted site coverage toward comprehensive global coverage.

Our Space Systems business offers unique solutions to sovereign customers or local partners with their own capabilities and in-orbit flight heritage at a disruptive price. With rapid technology and knowledge transfer, as quickly as three to five months, our customers own, assemble and integrate their own satellites with operational support provided by us in their local AIT (Assembly Integration and Test) facility.

Recent Developments

Persistent Earth Monitoring Contracts and Strategic Collaborations

In June 2026, the Company announced separate strategic collaborations with SynMax and SpaceKnow to develop and deliver AI-powered geospatial intelligence products for defense, intelligence, and commercial customers. These collaborations build on the Company’s PGI infrastructure, which utilizes its existing high-resolution satellites, on-satellite AI, and the forthcoming Merlin Constellation. The Merlin Constellation is designed to deliver comprehensive global coverage at one-meter resolution as the network expands, with its first launch planned for the fourth quarter of 2026.

Additionally, on May 26, 2026, the Company announced a one-year agreement valued at more than $18 million with an international defense customer for persistent, high-frequency Earth observation imagery. The agreement represents an expansion from an initial trial to full-scale deployment in under six months.

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

Appointment of Strategic Advisor

On March 25, 2026, the Company announced that Vice Admiral (VADM) Frank D. Whitworth III, USN (Ret.) has joined the company as a Strategic Advisor.

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

ATM Financing Facility

On January 26, 2026, the Company decreased the amount of Class A common stock available under its then current at-the-market program to $0.00 (the “Prior ATM Program”). On March 30, 2026, the Company entered into a new Sales Agreement by and among CF&Co., Craig-Hallum Capital Group LLC, Northland Securities, Inc. and Roth Capital Partners, LLC, as sales agents (the “Sales Agreement”), under which the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $50.0 million from time to time (the “Current ATM Program” and, together with the Prior ATM Program, the “ATM Program”). No shares were sold under the Current ATM Program during the three or six months ended June 30, 2026.

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
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia and Asia Pacific, Europe and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of June 30, 2026 and December 31, 2025, and for the three and six months then ended June 30, 2026 and 2025 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
The Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are presented in thousands of United States dollars (hereinafter “U.S. dollars” or “$”), unless stated otherwise.
Revenue
Revenue is currently derived from our Data & Analytics and Space Systems business lines. We sell our imagery to Data & Analytics customers as a single task and recognize revenue at a point-in-time classified as service revenue, while we enter into arrangements with CaaS customers that provide a stand-ready commitment and recognize that service revenue over time. For our Space Systems business lines, we sell our satellites and related products directly to customers and typically recognize revenue at a point in time. Space Systems revenue is primarily product related; however, certain Space Systems’ contracts also include service-related performance obligations.
Cost of revenue, exclusive of depreciation
Cost of revenue includes direct costs related to ground stations, cloud and infrastructure costs and digital image processing. Additionally, the cost of revenue related to sales of our satellites primarily includes bill of materials, launch costs, personnel costs, insurance, and other costs associated with the manufacturing of the satellite. For in-orbit satellite sales, cost of revenue represents the net book value of assets reclassified from property and equipment.
Engineering
Engineering includes research and development expenses, and consists of the costs related to salaries, wages and other benefits, professional fees, stock-based compensation expense and other engineering-related expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses consist of the costs related to salaries, wages and other benefits, professional fees and stock-based compensation expense related to our selling and support functions. Also included in general and administrative expenses are expense for estimated credit losses on accounts receivable and other administrative expenses.
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

Results of Operations
Comparison of Results for the three months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025.

(in thousands of US dollars)	Three Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue	$15,919	$4,440	$11,479	259%
Costs and expenses
Cost of revenue, exclusive of depreciation shown separately below	2,822	1,189	1,633	137%
Engineering	3,074	2,327	747	32%
Selling, general and administrative	8,612	5,361	3,251	61%
Depreciation expense	1,145	1,848	(703)	(38)%
Total costs and expenses	15,653	10,725	4,928	46%
Operating income (loss)	266	(6,285)	6,551	(104)%
Other income (expense), net
Interest income, net	1,003	285	718	252%
Change in fair value of financial instruments	(19,679)	(312)	(19,367)	6207%
Other income (expense), net	300	(380)	680	(179)%
Total other income (expense), net	(18,376)	(407)	(17,969)	4415%
Loss before income tax	(18,110)	(6,692)	(11,418)	171%
Income tax (expense) benefit	(1,939)	40	(1,979)	(4948)%
Net loss	$(20,049)	$(6,652)	$(13,397)	201%

Revenue
During the three months ended June 30, 2026, revenue increased by $11.5 million, or 259% to $15.9 million from $4.4 million for the three months ended June 30, 2025, driven primarily by a $3.2 million increase in imagery ordered by new and existing Data & Analytics customers (service type) and an $8.3 million increase in revenue generated from the Space Systems business line (primarily product type). Revenue for the three months ended June 30, 2026 included $7.1 million attributable to our Data & Analytics line of business (service type) and $8.8 million attributable to our Space Systems line of business (primarily product type) compared to $4.0 million and $0.5 million, respectively, in the prior year.
Cost of revenue, exclusive of depreciation
Cost of revenue, exclusive of depreciation, increased $1.6 million, or 137%, to $2.8 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. The increase was driven primarily by higher Space Systems costs driven by product revenue growth.

Engineering expenses

	Three Months Ended June 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	Change	% Change
Engineering
Salaries, wages, and other benefits	$1,894	$1,648	$246	15%
Stock-based compensation	176	70	106	151%
Professional fees	268	125	143	114%
Software expenses	171	194	(23)	(12)%
Office and administrative	174	124	50	40%
Travel and related expenses	133	63	70	111%
Other	258	103	155	150%
Total	$3,074	$2,327	$747	32%

Engineering expenses increased $0.7 million, or 32%, to $3.1 million for the three months ended June 30, 2026 from $2.3 million for the three months ended June 30, 2025. The increase was driven primarily by an increase in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce increases in 2026. The increase was also partially driven by increases in professional fees for outsourced engineers and increased office and administrative expenses, and increased travel and related expenses resulting from the Company’s workforce increases in 2026.
Selling, general and administrative expenses

	Three Months Ended June 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	$ Change	% Change
Selling, general and administrative
Professional fees	1,343	886	457	52%
Stock-based compensation	1,257	507	750	148%
Salaries, wages, and other benefits	3,194	1,950	1,244	64%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(2)	(49)	47	(96)%
Insurance	235	262	(27)	(10)%
Software expenses	1,249	1,278	(29)	(2)%
Office and administrative	107	82	25	30%
Travel and related expenses	357	132	225	170%
Other selling and administrative expenses	872	313	559	179%
Total	$8,612	$5,361	$3,251	61%

Selling, general and administrative expenses increased $3.3 million, or 61%, to $8.6 million during the three months ended June 30, 2026, from $5.4 million for the three months ended June 30, 2025. The increase was driven primarily by an increase in salaries, wages, and other benefits as a result of the Company increasing its workforce, increased stock-based compensation due to a broadened pool of employees receiving stock-based compensation in 2025 and 2026, and an increase in travel and related expenses and other selling and administrative expenses that included increased banking fees related to letters of credit for contract guaranties. Travel increased due to the increased business and selling activities in the second quarter of 2026. Also contributing to the increase was a $0.5 million increase in professional fees consisting mainly of increases in legal, contractor and consulting fees.
Depreciation expense
Depreciation expense decreased by $0.7 million, or 38%, to $1.1 million for the three months ended June 30, 2026, as compared to $1.8 million for the three months ended June 30, 2025. The decrease was due primarily to a reduction in the number of satellites with depreciable useful lives.

Interest income, net

Interest income, net increased $0.7 million, or 252% to $1.0 million for the three months ended June 30, 2026 as compared to $0.3 million for the three months ended June 30, 2025. The increase was due to increased cash and cash equivalents following the Company’s equity raises in the fourth quarter of 2025 and the first quarter of 2026.
Change in fair value of financial instruments
The negative change in fair value of financial instruments of $19.4 million was related to net losses on our financial instruments of $19.7 million for the three months ended June 30, 2026, compared to net losses of $0.3 million for the three months ended June 30, 2025. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant, and earnout liabilities, which were impacted by the increases in our Class A common stock trading price during the three months ended June 30, 2026, compared to a smaller increase in our stock price in the same period in 2025. Additionally, $12 million of the outstanding principal of our Secured Convertible Notes was converted into 10 million shares of our common stock during the three months ended June 30, 2026, resulting in losses from the remeasurement immediately prior to each conversion. The negative change was partially offset by the fair value appreciation of the Company’s equity investment in Officina Stellare, a vendor.
Other income (expense), net
Other income (expense), net increased $0.7 million, or 179%, to $0.3 million of income for the three months ended June 30, 2026, compared to $0.4 million of expense for the three months ended June 30, 2025. The net increase in income was driven primarily by foreign currency exchange net gains for the three months ended June 30, 2026 compared to foreign currency exchange net losses in the three months ended June 30, 2025.
Income tax expense
Income tax expense increased by $2.0 million, or 4948%, to an expense of $1.9 million for the three months ended June 30, 2026, from a benefit of $40 thousand for the three months ended June 30, 2025. The increase was driven primarily by greater international tax expense related to unrealized gains on our equity investments in the first six months of 2026.

Results of Operations
Comparison of Results for the six months ended June 30, 2026 and 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025.

(in thousands of US dollars)	Six Months Ended June 30,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue	$22,026	$7,827	$14,199	181%
Costs and expenses
Cost of revenue, exclusive of depreciation shown separately below	4,273	2,426	1,847	76%
Engineering	6,154	4,820	1,334	28%
Selling, general and administrative	15,157	11,846	3,311	28%
Depreciation expense	2,537	4,535	(1,998)	(44)%
Total costs and expenses	28,121	23,627	4,494	19%
Operating income (loss)	(6,095)	(15,800)	9,705	(61)%
Other (expense) income, net
Interest income, net	1,960	462	1,498	324%
Change in fair value of financial instruments	(132,690)	(22,673)	(110,017)	485%
Other (expense) income, net	453	(547)	1,000	(183)%
Total other (expense) income, net	(130,277)	(22,758)	(107,519)	472%
Loss before income tax	(136,372)	(38,558)	(97,814)	254%
Income tax expense	(1,979)	(675)	(1,304)	193%
Net loss	$(138,351)	$(39,233)	$(99,118)	253%

Revenue
During the six months ended June 30, 2026, revenue increased $14.2 million, or 181% to $22.0 million from $7.8 million for the six months ended June 30, 2025, driven primarily by a $4.8 million increase in imagery ordered by new and existing Data & Analytics customers (service type) and a $9.4 million increase in Space Systems revenue (primarily product type). Revenue for the six months ended June 30, 2026 included $11.8 million attributable to our Data & Analytics line of business (service type) and $10.3 million attributable to our Space Systems line of business (primarily product type), compared to $7.0 million and $0.8 million respectively, in the prior year.
Cost of revenue
Cost of revenue, exclusive of depreciation, increased $1.8 million, or 76%, to $4.3 million for the six months ended June 30, 2026 from $2.4 million for the six months ended June 30, 2025. The increase was driven primarily by higher Space Systems product revenue growth.
Engineering expenses

	Six Months Ended June 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	Change	% Change
Engineering
Salaries, wages, and other benefits	$3,833	$3,524	$309	9%
Stock-based compensation	306	131	175	134%
Professional fees	462	190	272	143%
Software expenses	341	352	(11)	(3)%
Office and administrative expenses	352	232	120	52%
Travel and related expenses	213	80	133	166%
Other	647	311	336	108%
Total	$6,154	$4,820	$1,334	28%

Engineering expenses increased $1.3 million, or 28%, to $6.2 million for the six months ended June 30, 2026 from $4.8 million for the six months ended June 30, 2025. The increase was driven primarily by an increase in salaries, wages, and other benefits and stock-based compensation as a result of the Company’s workforce increases in 2026. The increase was also partially driven by increases in professional fees for outsourced engineers, increased office and administrative expenses, and increased travel and related expenses resulting from the Company’s workforce increases in 2026.
Selling, general and administrative expenses

	Six Months Ended June 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	$ Change	% Change
Selling, general and administrative
Professional fees	$2,319	$2,681	$(362)	(14)%
Stock-based compensation	1,862	1,040	822	79%
Salaries, wages, and other benefits	5,852	4,092	1,760	43%
Expense (income) from estimated credit losses on accounts receivable, net of recoveries	(34)	(49)	15	(31)%
Insurance	480	584	(104)	(18)%
Software expenses	2,532	2,550	(18)	(1)%
Office and administrative expenses	185	176	9	5%
Travel and related expenses	618	336	282	84%
Other	1,343	436	907	208%
Total	$15,157	$11,846	$3,311	28%

Selling, general and administrative expenses increased $3.3 million, or 28%, to $15.2 million during the six months ended June 30, 2026, from $11.8 million for the six months ended June 30, 2025. The increase was driven primarily by a $1.8 million increase in salaries, wages, and other benefits due to increased headcount, and increased sales commissions offset by lower employee bonuses. Also contributing to the increase was a $0.8 million increase in stock-based compensation due to a broadened pool of employees receiving stock-based compensation in 2025 and 2026, an increase in travel and related expenses due to increased selling activity in the first half of 2026. These increases were partially offset by a $0.4 million decrease in professional fees due to higher 2025 first half professional fees primarily related to the 2025 Domestication.
Depreciation expense
Depreciation expense decreased by $2.0 million, or 44%, to $2.5 million for the six months ended June 30, 2026, as compared to $4.5 million for the six months ended June 30, 2025. The decrease was due primarily to a reduction in the number of satellites with depreciable useful lives.

Interest income, net
Interest income, net increased by $1.5 million or 324% to $2.0 million for the six months ended June 30, 2026 as compared to $0.5 million for the six months ended June 30, 2025. The increase was due to increased cash and cash equivalents following the Company’s equity raises in the fourth quarter of 2025 and the first quarter of 2026.
Change in fair value of financial instruments
The negative change in fair value of financial instruments of $110.0 million was related to net losses on our financial instruments of $132.7 million for the six months ended June 30, 2026, compared to net losses of $22.7 million for the six months ended June 30, 2025. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant and earnout liabilities, which were impacted by the increases in our Class A common stock trading price during the six months ended June 30, 2026, compared to a smaller increase in our stock price in the same period in 2025. Additionally, $12 million of the outstanding principal of our Secured Convertible Notes was converted into 10 million shares of our common stock during the six months ended June 30, 2026, resulting in losses from the remeasurement immediately prior to each conversion. The negative change was partially offset by the fair value appreciation of the Company’s equity investment in Officina Stellare, a vendor.
Other (expense) income, net
Other (expense) income, net increased $1.0 million, or 183%, to $0.5 million of income for the six months ended June 30, 2026, compared to $0.5 million of expense for the six months ended June 30, 2025. The increase was driven primarily by foreign currency exchange net gains for the six months ended June 30, 2026 compared to foreign currency exchange net losses for the six months ended June 30, 2025.
Income tax expense
Income tax expense increased by $1.3 million, or 193%, to $2.0 million for the six months ended June 30, 2026, from $0.7 million for the six months ended June 30, 2025. The increase was driven primarily by greater international tax expense related to unrealized gains on our equity investments in the first six months of 2026.
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
We define Non-GAAP EBITDA as net loss excluding interest income, net, income taxes, depreciation and amortization. Interest income, net is interest income less interest expense. We did not incur amortization expense during the three and six months ended June 30, 2026 and 2025.
We define Non-GAAP Adjusted EBITDA as Non-GAAP EBITDA further adjusted for other (expense) income, net, changes in the fair value of financial instruments, and stock-based compensation. Other (expense) income, net consists primarily of foreign currency gains and losses.

We define Non-GAAP Free Cash Flow as net cash used in operating activities, less payments for capital expenditures, plus proceeds from the sale of in-orbit satellites.

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
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net loss available to stockholders	$(20,049)	$(6,652)	$(138,351)	$(39,233)
EBITDA (non-GAAP)	(17,968)	(5,129)	(135,795)	(34,485)
Adjusted EBITDA (non-GAAP)	2,844	(3,861)	(1,390)	(10,094)
Net cash used in operating activities	(8,630)	(4,342)	(8,472)	(9,064)
Free Cash Flow (non-GAAP)	(5,930)	(5,118)	(11,322)	(11,753)
Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net loss available to stockholders	$(20,049)	$(6,652)	$(138,351)	$(39,233)
Interest income, net	(1,003)	(285)	(1,960)	(462)
Income tax (benefit) expense	1,939	(40)	1,979	675
Depreciation	1,145	1,848	2,537	4,535
Non-GAAP EBITDA	$(17,968)	$(5,129)	$(135,795)	$(34,485)
Change in fair value of financial instruments	19,679	312	132,690	22,673
Other expense (income), net (1)	(300)	380	(453)	547
Stock-based compensation	1,433	576	2,168	1,171
Non-GAAP Adjusted EBITDA	$2,844	$(3,861)	$(1,390)	$(10,094)

(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow to cash flows used in operating activities for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net cash used in operating activities	$(8,630)	$(4,342)	$(8,472)	$(9,064)
Purchases of property and equipment	(5,635)	(776)	(11,185)	(2,689)
Proceeds from sale of in-orbit satellites	8,335	—	8,335	—
Non-GAAP Free Cash Flow	$(5,930)	$(5,118)	$(11,322)	$(11,753)

Liquidity and Capital Resources
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of June 30, 2026, we had $112.8 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $18.7 million.
Since our formation, we have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of June 30, 2026, we had an accumulated deficit of $543.2 million, and for the six months ended June 30, 2026, we had net cash used by operating activities of $8.5 million.

We continue to focus on cost and spending control measures, including a disciplined approach to growth in our workforce to preserve liquidity.
On April 12, 2024, the Company, Nettar, and Holder Representative entered into the Note Purchase Agreement with the Purchaser, pursuant to which Nettar agreed to issue the Secured Convertible Notes in the aggregate principal amount of $30.0 million to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, were approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum, subject to an additional 4.0% per annum if certain events of default occur and are continuing. The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million. The Secured Convertible Notes mature on April 12, 2028.
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
The Purchaser converted $6.0 million of principal under the Secured Convertible Notes in April 2026 and an additional $6.0 million of principal in May 2026 into 5.0 million and 5.0 million shares of Class A common stock, respectively. The principal owed on the Secured convertible notes at June 30, 2026, was $18.0 million.
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

As of June 30, 2026, the Company had outstanding letters of credit totaling approximately $9.5 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of June 30, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.
Currently, we primarily rely on our existing cash and cash equivalents to fund our business, including capital expenditures, working capital requirements, and anticipated interest payments. Our current and future revenue depends primarily on our ability to: (i) utilize our available satellite capacity with new and existing customers and (ii) enter into new commercial relationships with new customers. There can be no assurance that we will attain positive cash flow from operations. We have experienced, and may continue to experience, negative cash flows, and if we continue to experience negative cash flows, our existing cash and cash equivalents balances may be reduced, and we may be required to reduce capital expenditures, or make other changes to our operating structure, all of which could have a material adverse effect on our business.
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

Cash Flows Summary
The following table summarizes our cash flow information for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
(in thousands of U.S. dollars)	2026	2025
Net cash flows:
Net cash flows used in operating activities	$(8,472)	$(9,064)
Net cash flows used in investing activities	(2,850)	(2,689)
Net cash flows provided by financing activities	32,339	21,430
Net change in cash, cash equivalents and restricted cash	$21,017	$9,677
Cash Flows Provided by (Used in) Operating Activities
The cash flows used in operating activities to date have been primarily comprised of costs and expenses related to development of our products, payroll, fluctuations in accounts payable and other current assets and liabilities. As we continue to expand our commercial operations, we anticipate our cash used in operating activities will remain elevated until we begin to generate material cash flows from the business.
Cash flows used in operating activities are as follows:

(in thousands of US dollars)	Six Months Ended June 30,
	2026	2025
Net loss	$(138,351)	$(39,233)
Adjustments for the impact of non-cash items (1)	130,243	27,209
Net loss adjusted for the impact of non-cash items	(8,108)	(12,024)
Changes in assets and liabilities
Accounts receivable(2)	(1,350)	1,534
Inventories (3)	726	—
Prepaid expenses and other current assets(4)	(4,081)	1,251
Accounts payable(5)	815	(536)
Other(6)	3,526	711
Net cash provided by (used in) operating activities	$(8,472)	$(9,064)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, interest expense, income tax, stock-based compensation expense, expense for estimated credit losses on accounts receivable, changes in foreign currency and others.
(2) The change is primarily due to timing of payments and billings on new revenue contracts.
(3) The change is due to inventory purchases for Space Systems satellite builds.
(4) The change is primarily due to the recording of a $3.0 million contract asset in 2026 and the timing of prepaid insurance payments.
(5) The change is primarily due to the timing of payments.
(6) The change is primarily due to an increase in contract liabilities for new revenue contracts.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.

Net cash used in investing activities of $2.9 million for the six months ended June 30, 2026, increased compared to $2.7 million for the six months ended June 30, 2025. The Company has increased its purchases of equipment as we build our Merlin constellation.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $32.3 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $21.4 million for the six months ended June 30, 2025, which resulted primarily from greater proceeds from stock issuances under the Registered Direct Offering in the first six months of 2026 compared to the proceeds from the prior ATM Program and prior year registered direct offering, partially offset by lower proceeds from exercise of stock options in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at June 30, 2026 and December 31, 2025.
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

Refer to Note 2 Summary of Significant Accounting Policies for updates to our critical accounting policies and estimates during the three months ended June 30, 2026, specifically regarding our revenue recognition policy for satellite sales and the transition to the fair value method of accounting for our equity investment in Officina Stellare. Aside from these updates, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.
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
We will cease to be an emerging growth company upon the earliest of the applicable triggering events under Section 2(a)(19) of the Securities Act, including the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement. However, because we will be eligible to use the requirements for smaller reporting companies through the end of fiscal year 2026 (discussed below), we will not become an accelerated filer or large accelerated filer as of December 31, 2026. Therefore, the auditor attestation requirement over internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 will not apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

As of June 30, 2026 our public float exceeded $700 million. As a result, we will cease to qualify as a smaller reporting company. However, we will continue to be eligible to use the requirements for smaller reporting companies through the end of fiscal year 2026, including our Annual Report on Form 10-K for fiscal year 2026. Beginning with our Form 10-Q for the first fiscal quarter of 2027, we will be ineligible to use the requirements for smaller reporting companies and, therefore, will be subject to heightened disclosure and compliance obligations. Compliance with these expanded requirements will require our management to devote additional time and resources and will result in increased legal, accounting, and compliance expenses.
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

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*+	Letter Agreement, dated June 8, 2026, by and between Satellogic and Rick Dunn

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 6, 2026

SATELLOGIC INC.

By:	/s/ Rick Dunn
Name:	Rick Dunn
Title:	Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)