Form 10-Q
period 2026-09-30
Satellogic Inc.
filed 2026-11-10
CIK 1874315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

As of November 4, 2026, there were 143,510,122 shares of Class A common stock and 10,582,641 shares of Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Condensed Consolidated Statements and Other Financial Information

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars, except share and per share amounts)	2026	2025	2026	2025
Revenue
Service revenue	$7,610	$3,633	$20,565	$11,460
Product revenue	8,431	—	17,502	—
Total revenue	16,041	3,633	38,067	11,460

Costs and expenses, exclusive of depreciation shown separately below
Cost of service revenue	2,133	1,171	5,223	3,597
Cost of product revenue	1,409	—	2,592	—
Cost of revenue	3,542	1,171	7,815	3,597
Engineering	3,825	2,629	9,979	7,449
Selling, general and administrative	9,851	6,413	25,008	18,259
Depreciation	1,107	1,502	3,644	6,037
Total costs and expenses	18,325	11,715	46,446	35,342
Operating loss	(2,284)	(8,082)	(8,379)	(23,882)
Other income (expense), net
Interest income, net	829	272	2,789	734
Change in fair value of financial instruments	29,999	11,882	(102,691)	(10,791)
Other income (expense), net	18	14	471	(533)
Total other income (expense), net	30,846	12,168	(99,431)	(10,590)
Income (loss) before income tax	28,562	4,086	(107,810)	(34,472)
Income tax benefit (expense)	(258)	(119)	(2,237)	(794)
Net income (loss) available to stockholders	$28,304	$3,967	$(110,047)	$(35,266)
Other comprehensive (loss) gain
Foreign currency translation (loss) gain, net of tax	(42)	107	(840)	1,113
Comprehensive income (loss)	$28,262	$4,074	$(110,887)	$(34,153)

Basic net income (loss) per share for the period attributable to holders of Common Stock	$0.18	$0.04	$(0.74)	$(0.35)
Basic weighted-average Common Stock outstanding	154,733,319	105,984,243	149,347,566	101,982,971
Diluted net income (loss) per share for the period attributable to holders of Common Stock	$0.14	$(0.02)	$(0.74)	$(0.35)
Diluted weighted-average Common Stock outstanding	179,276,336	130,984,243	149,347,566	101,982,971

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(in thousands of U.S. dollars, except share and par value amounts)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$106,545	$94,430
Restricted cash	2,557	7,407
Accounts receivable, net of allowance of $25 and $52, respectively	12,118	8,548
Inventories	476	2,090
Prepaid expenses and other current assets	5,139	2,699
Total current assets	126,835	115,174
Property and equipment, net	38,767	24,650
Operating lease right-of-use assets	6,193	7,048
Investment in equity securities	14,336	—
Other non-current assets	1,397	4,431
Total assets	$187,528	$151,303
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,247	$2,432
Warrant liabilities	8,702	5,818
Earnout liabilities	680	554
Operating lease liabilities	1,320	1,174
Contract liabilities	6,713	10,609
Accrued expenses and other liabilities	3,217	1,918
Total current liabilities	25,879	22,505
Secured Convertible Notes at fair value	85,950	56,110
Operating lease liabilities	5,168	6,099
Contract liabilities	3,000	4,000
Other non-current liabilities	4,179	2,063
Total liabilities	124,176	90,777
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Common Stock, $0.0001 par value, 385,000,000 shares authorized, 144,077,945 shares issued and 143,510,122 shares outstanding as of September 30, 2026 and 125,639,916 shares issued and 125,072,093 shares outstanding as of December 31, 2025	—	—
Class B Common Stock, $0.0001 par value, 15,000,000 shares authorized, 10,582,641 shares issued and outstanding as of September 30, 2026 and 10,582,641 issued and outstanding as of December 31, 2025	—	—
Treasury stock, at cost, 567,823 shares as of September 30, 2026 and December 31, 2025	(8,603)	(8,603)
Additional paid-in capital	587,199	473,486
Accumulated other comprehensive (loss) income	(309)	531
Accumulated deficit	(514,935)	(404,888)
Total stockholders’ equity	63,352	60,526
Total liabilities and stockholders' equity	$187,528	$151,303
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Shares Outstanding
(In thousands of dollars, except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss) income (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2024	96,015,320	$356,247	$(8,603)	$(571)	$(400,105)	$(53,032)
Net loss	—	—	—	—	(32,581)	(32,581)
Issuance of Class A Common Stock under Prior ATM Program	275,587	1,128	—	—	—	1,128
Other comprehensive income	—	—	—	257	—	257
Exercise of stock options and RSUs vested	1,175,349	916	—	—	—	916
Payments for withholding taxes related to the net share settlement of equity awards	—	(375)	—	—	—	(375)
Stock-based compensation	—	595	—	—	—	595
Balance as of March 31, 2025	97,466,256	$358,511	$(8,603)	$(314)	$(432,686)	$(83,092)
Net loss	—	—	—	—	(6,652)	(6,652)
Issuance of Class A Common Stock under Registered Direct Offering	6,451,612	18,769	—	—	—	18,769
Issuance of Class A Common Stock under ATM Program	496,940	1,456	—	—	—	1,456
Other comprehensive income	—	—	—	749	—	749
Exercise of stock options and RSUs vested	829,740	359	—	—	—	359
Payments for withholding taxes related to the net share settlement of equity awards	—	(278)	—	—	—	(278)
Stock-based compensation	—	576	—	—	—	576
Balance as of June 30, 2025	105,244,548	$379,393	$(8,603)	$435	$(439,338)	$(68,113)
Net income	—	—	—	—	3,967	3,967
Issuance of Class A Common Stock under ATM Program	1,465,889	5,357	—	—	—	5,357
Other comprehensive income	—	—	—	107	—	107
Exercise of stock options and RSUs vested	838,443	470	—	—	—	470
Payments for withholding taxes related to the net share settlement of equity awards	—	(327)	—	—	—	(327)
Stock-based compensation	—	1,653	—	—	—	1,653
Balance as of September 30, 2025	107,548,880	$386,546	$(8,603)	$542	$(435,371)	$(56,886)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive (loss) income consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
(UNAUDITED)

	Shares Outstanding
(In thousands of U.S. dollars except share amounts)	Common Stock	Additional paid-in capital	Treasury stock	Accumulated other comprehensive (loss) income (1)	Accumulated deficit	Total stockholders' (deficit) equity
Balance as of December 31, 2025	135,654,734	$473,486	$(8,603)	$531	$(404,888)	$60,526
Net loss	—	—	—	—	(118,302)	(118,302)
Issuance of Common Stock under Registered Direct Offering	7,399,578	32,343	—	—	—	32,343
Other comprehensive loss	—	—	—	(533)	—	(533)
Exercise of stock options and RSUs vested	187,184	5	—	—	—	5
Payments for withholding taxes related to the net share settlement of equity awards	—	(303)	—	—	—	(303)
Stock-based compensation	—	735	—	—	—	735
Balance as of March 31, 2026	143,241,496	$506,266	$(8,603)	$(2)	$(523,190)	$(25,529)
Net loss	—	—	—	—	(20,049)	(20,049)
Issuance of Class A Common Stock upon conversion of Secured Convertible Notes	10,000,000	78,450	—	—	—	78,450
Other comprehensive loss	—	—	—	(265)	—	(265)
Exercise of stock options and RSUs vested	466,312	230	—	—	—	230
Exercise of $8.63 warrants	1	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(388)	—	—	—	(388)
Stock-based compensation	—	1,433	—	—	—	1,433
Balance as of June 30, 2026	153,707,809	$585,991	$(8,603)	$(267)	$(543,239)	$33,882
Net income	—	—	—	—	28,304	28,304
Other comprehensive loss	—	—	—	(42)	—	(42)
RSUs vested	384,954	—	—	—	—	—
Payments for withholding taxes related to the net share settlement of equity awards	—	(1,139)	—	—	—	(1,139)
Stock-based compensation	—	2,347	—	—	—	2,347
Balance as of September 30, 2026	154,092,763	$587,199	$(8,603)	$(309)	$(514,935)	$63,352

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

(1) Accumulated other comprehensive loss consists of cumulative translation adjustments resulting from translating non-U.S. dollar denominated functional currency entities.

SATELLOGIC INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025
Cash flows from operating activities:
Net loss	$(110,047)	$(35,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,644	6,037
Operating lease expense	1,507	1,234
Deferred tax expense (benefit)	1,992	—
Stock-based compensation	4,515	2,824
Change in fair value of financial instruments, net of interest paid on Secured Convertible Notes	100,157	7,479
Foreign exchange differences	(284)	(102)
Loss on disposal of property and equipment	580	471
Release of estimated credit losses on accounts receivable	(29)	(60)
Equity in net (income) loss of affiliate	—	(21)
Non-cash change in contract liabilities	(276)	(262)
Adjustment for proceeds on sale of in-orbit satellites	(13,175)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,154)	(20)
Inventories	2,027	—
Prepaid expenses and other current assets	(2,453)	2,008
Accounts payable	1,312	(1,475)
Contract liabilities	(4,349)	2,397
Accrued expenses and other liabilities	1,640	(1,626)
Operating lease liabilities	(1,438)	(1,053)
Net cash used in operating activities	(18,831)	(17,435)
Cash flows from investing activities:
Purchases of property and equipment	(17,399)	(4,027)
Proceeds from sale of in-orbit satellites	13,175	—
Net cash used in investing activities	(4,224)	(4,027)
Cash flows from financing activities:
Payments for withholding taxes related to the net share settlement of equity awards	(1,830)	(980)
Proceeds from issuance of Common Stock under ATM Program, net of transaction costs	—	7,448
Proceeds from Registered Direct Offerings, net of transaction costs	32,795	18,769
Proceeds from exercise of stock options	235	1,745
Net cash provided by financing activities	31,200	26,982
Net increase in cash, cash equivalents and restricted cash	8,145	5,520
Effect of foreign exchange rate changes on cash and cash equivalents	78	148
Cash, cash equivalents and restricted cash - beginning of period	102,092	23,682
Cash, cash equivalents and restricted cash - end of period	$110,315	$29,350
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
1. Nature of the Business and Basis of Presentation
Nature of the Business
On January 25, 2022 (the “Closing Date”), Satellogic Inc. (“Satellogic” or the “Company”), a business company incorporated in the British Virgin Islands (“BVI”) as a company limited by shares, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of July 5, 2021 (the “Merger Agreement”), by and among the Company, CF Acquisition Corp. V, a Delaware corporation (“CF V” and now known as “Satellogic V Inc.”), Ganymede Merger Sub 1 Inc., a BVI business company incorporated in the BVI as a company limited by shares and a direct wholly owned subsidiary of the Company, Ganymede Merger Sub 2 Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Nettar (collectively, the “Merger”).
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

Through our subsidiaries, we invest in the software, hardware, and optics of the aerospace industry focusing on satellite and image analytics technologies. Our strategy is to build a planetary scale analytics platform based on a proprietary satellite constellation with the capability to generate insights from images and information, with a focus on multi-temporal analysis and high frequency of revisits. We also intend to leverage our ability to quickly build and launch high quality, sub-meter satellites at a low cost by selling satellites to certain key customers.
Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are presented in accordance with the applicable requirements of Regulation S-X and other rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). The significant accounting policies followed by the Company are set forth in Note 2 within the Company’s audited consolidated financial statements included in the 2025 Annual Report. There were no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2026. The Company conducts business through one operating and reporting segment.

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
Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “Jobs Act”). The Jobs Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The Jobs Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised that has different application dates for public or private companies, we can adopt the new or revised standard at the time required for private companies to adopt such standard. The foregoing may make comparison of our financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging growth company or (ii) an emerging growth company that has opted out of using the extended transition period, due to the potential differences in accounting standards used.
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

As our risk exposure is mainly influenced by the individual characteristics of each customer, we continuously analyze the creditworthiness of significant customers. Accounts receivable are non-interest bearing and generally on terms of 30 to 90 days. As of September 30, 2026, two customers accounted for 82% of accounts receivable. As of December 31, 2025, one customer accounted for 66% of our accounts receivable.

We had two customers that each accounted for more than 10% of our revenue totaling $12.7 million for the three months ended September 30, 2026 and four customers that each accounted for more than 10% of our revenue totaling $2.5 million for the three months ended September 30, 2025.

We had one customer that accounted for more than 10% of our revenue totaling $18.0 million for the nine months ended September 30, 2026 and four customers that each accounted for more than 10% of our revenue totaling $8.6 million for the nine months ended September 30, 2025.
Impairment of Assets

We assess potential impairments to long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets or asset group. We performed an impairment test as of September 30, 2026 due to our operating losses and net cash used in operations for the nine months then ended and concluded that the asset group is not impaired.

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

Foreign Currencies
Aggregate foreign currency gains and losses, such as those resulting from the settlement of receivables or payables, contracts denominated in foreign currencies and short-term intercompany advances in a currency other than the relevant subsidiary’s functional currency, are recorded currently in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (included in other income (expense), net) and resulted in losses of $80 thousand and gains of $44 thousand for the three months ended September 30, 2026 and 2025, respectively and gains of $0.3 million and losses of $0.4 million during the nine months ended September 30, 2026 and 2025, respectively.
Leases
For the three months ended September 30, 2026 and 2025, lease expense was $0.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2026 and 2025, lease expense was $1.5 million and $1.2 million, respectively.
Accounts Receivable and Allowance for Credit Losses
Accounts are written off against the allowance for credit losses account when they are determined to be no longer collectible. The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Allowance for credit losses as of beginning of year	$52	$148
Provision (release)	(29)	(60)
Write offs	—	(66)
Recoveries collected	2	—
Allowance for credit losses as of end of period	$25	$22
Cash, Cash Equivalents and Restricted Cash

Restricted cash, including amounts in Other non-current assets, represents amounts pledged as guarantees for sales and lease agreements as contractually required.

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$106,545	$94,430
Restricted cash	2,557	7,407
Restricted cash included in Other non-current assets	1,213	255
Total cash, cash equivalents and restricted cash	$110,315	$102,092

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Cash Flow Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid during the period for:
Income tax, net of (refunds)	$238	$28	$236	$330
Interest	$1,051	$1,650	$2,544	$3,323

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unpaid property and equipment included in accounts payable at September 30	$1,979	$550
Conversion of Secured Convertible Notes to common stock	$78,450	$—
Non-cash reclassification from property and equipment to inventory for capitalized costs paid in a prior period.	$414	$—

Proceeds from sales of in-orbit satellites are recognized as cash flows from investing activities as the components to construct the satellites were recognized as cash used in investing activities.

Research and Development
For the three months ended September 30, 2026 and 2025, research and development expenses were $1.9 million and $1.2 million, respectively, and for the nine months ended September 30, 2026, and 2025, research and development expenses were $4.8 million and $3.8 million, respectively. Research and development expenses are included in Engineering on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).
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

Nature of Goods and Services

The Company generates revenue from the following revenue streams:
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

Service Revenue — Imagery Sales, Subscription-based Arrangements, and Data Analytics

Service revenue consists primarily of sales of satellite imagery and related services, which may be provided on a per‑image basis or through subscription‑based arrangements that provide customers with satellite capacity and access to imagery tasking over a defined contract term. Accordingly, the sales of satellite imagery are treated as a single performance obligation and revenue is recognized at a point in time when the imagery is delivered or made available to the customer. Subscription-based arrangements are a separate, distinct performance obligation and revenue is recognized over time as the Company delivers promises outlined in the contract to the customer. In addition, services associated with our satellite sales, such as training and integration services, are evaluated to determine distinct performance obligations and for those performance obligations, revenue is typically recognized over time.

Equity Securities

Effective January 1, 2026, the Company transitioned the accounting for its 4.7% interest in Officina Stellare (“OS”) from the Equity Method (ASC 323) to Fair Value through Net Income (ASC 321).

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
3. Accounting Standards Updates
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): clarifying the Effective Date, which requires a new footnote disclosure for public entities to disaggregate, in a tabular format, certain relevant expense captions on the face of the income statement (e.g., cost of sales, SG&A) that include any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and certain depletion expenses. The standard also requires the disclosure of selling expenses along with the Company’s definition of selling expenses and for the Company to describe its accounting for cost sharing or cost reimbursement arrangements if included in relevant expense captions. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the guidance to determine the effect on the Company’s disclosures.

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

The Company’s operating segment derives its revenues from the sale of images via its Data & Analytics business line, which includes Constellation as a Service (“CaaS”) and the sale or licensing of satellites via the Company’s Space Systems business line. The Company evaluates its operations based on net income (loss). Required segment disclosures that are equal to the Company’s consolidated totals and disclosed elsewhere in the Condensed Consolidated Financial Statements include: net income (loss), total assets, total revenue, interest income, net, depreciation expense, equity in net income (loss) of affiliate accounted for by the equity method, and income tax expense. In addition to depreciation expense, other non-cash expenses include stock-based compensation disclosed in the Condensed Consolidated Statement of Cash Flows and a non-cash sales agreement described in Note 5 (Revenue from Contracts with Customers). Purchases of long lived assets include purchases of property and equipment disclosed in the Condensed Consolidated Statement of Cash Flows and the acquisition of new operating lease right of use assets for the nine months ended September 30, 2026 and 2025 of $0.0 million and $6.5 million, respectively. Total non-current assets also includes an equity investment at fair value at September 30, 2026 and an equity-method investment at December 31, 2025 of $14.3 million and $3.8 million, respectively. Other segment items are primarily made up of the following items not considered to be significant expenses: depreciation expense, change in fair value of financial instruments, income tax expense, partially offset by foreign currency income adjustments and interest income, net.

Operations for the Company’s segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$16,041	$3,633	$38,067	$11,460
Cost of revenue exclusive of depreciation	(3,542)	(1,171)	(7,815)	(3,597)
Engineering	(3,825)	(2,629)	(9,979)	(7,449)
Selling, general and administrative expenses	(9,851)	(6,413)	(25,008)	(18,259)
Other segment items	29,481	10,547	(105,312)	(17,421)
Net income (loss)	$28,304	$3,967	$(110,047)	$(35,266)

Revenue by geographic area is as follows(a):

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$1,578	$2,369	$5,477	$8,289
Rest of world	14,463	1,264	32,590	3,171
Total	$16,041	$3,633	$38,067	$11,460

(a) Revenues are attributed to individual countries based on the location of the customer generating the revenue.

For the three months ended September 30, 2026 and 2025, the rest of world had two countries and one country, respectively, that generated 10% or more of the Company's total revenue.

For the nine months ended September 30, 2026 and 2025, the rest of world had two countries and one country, respectively, that generated 10% or more of the Company's total revenue.

5. Revenue from Contracts with Customers

In November 2021, the Company entered into a 5-year noncancellable agreement, expiring November 2026, with a technology company by which the customer receives $4.0 million in credits to purchase imagery each year. The Company recognizes revenue as images are delivered to the customer. The customer pays the Company in non-cash consideration in the form of a license to a proprietary software platform, which the Company uses in its internal operations. For the three months ended September 30, 2026 and 2025, we recognized $0.9 million and $1.0 million of revenue from this customer, respectively. For the nine months ended September 30, 2026 and 2025, we recognized $3.3 million of revenue from this customer for both periods.
Disaggregation of revenue

Information about our revenue by business line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by business line
Data & Analytics including CaaS	$6,571	$3,154	$18,284	$10,143
Space Systems	9,470	479	19,783	1,317
Total revenue	$16,041	$3,633	$38,067	$11,460

Information about our revenue by timing is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by timing
Over-time	$1,478	$879	$3,432	$2,512
Point-in-time	14,563	2,754	34,635	8,948
Total revenue	$16,041	$3,633	$38,067	$11,460

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information about our revenue by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by geography (1)
Americas	$1,831	$2,556	$6,119	$8,682
Europe	10,090	630	20,335	1,564
Asia Pacific	780	444	4,131	928
Middle East and North Africa	3,340	3	7,482	286
Total revenue	$16,041	$3,633	$38,067	$11,460
(1) Revenue by geography is based on the geographical location of the customer.

Contract Liabilities and Remaining Performance Obligations (“RPO”)
Our contract liabilities consist of payments received from customers, or such consideration contractually due, in advance of providing the relevant satellite imagery, product or service. Amounts included in Contract liabilities are as follows:

	September 30,	December 31,
	2026	2025
Current	$6,713	$10,609
Non-current	3,000	4,000
Total	$9,713	$14,609
During the nine months ended September 30, 2026, we recognized revenue of $9.2 million that was included as a contract liability as of December 31, 2025. During the nine months ended September 30, 2025, we recognized revenue of $3.0 million that was included as a contract liability as of December 31, 2024. The decrease in contract liabilities in the nine months ended September 30, 2026 was primarily due to the completion and delivery of a satellite under a space systems contract, resulting in the satisfaction of our performance obligation. Total unused credits related to the non-cash agreement described above included in contract liabilities at September 30, 2026, and December 31, 2025 were $0.8 million and $1.1 million, respectively. Unused credits expire one year after issuance. There were no credits that expired in the nine months ended September 30, 2026 or 2025.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As discussed in Note 2 Summary of Significant Accounting Policies, the Company changed its disclosure methodology in 2025 to include contracts in its calculation of RPO that have an original duration of one year or less.

The following table represents the total transaction price for the remaining performance obligations as of September 30, 2026 related to non-cancellable contracts that is expected to be recognized over future periods. Remaining performance obligations do not include $1.0 million in variable consideration that was determined to be constrained as of September 30, 2026 due to the uncertainty of achieving performance milestones or other factors not yet resolved.

	Within 1 Year	Years 1-2	Years 2-3	Thereafter
Remaining performance obligations	$33,410	$8,736	$8,174	$16,610

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
6. Warrant Liabilities

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	$8.63 Warrants	Total Warrant Liabilities
As of December 31, 2025	$3,527	$186	$2,105	$5,818
Change in fair value of financial instruments	1,136	(125)	1,873	2,884
As of September 30, 2026	$4,663	$61	$3,978	$8,702

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
In 2022, the Liberty Warrants and the Liberty Advisory Fee Warrant were initially recognized as a liability with a fair value of $30.9 million. The Liberty Warrants and the Liberty Advisory Fee Warrant remain unexercised and were remeasured to a fair value of $4.7 million as of September 30, 2026. The Liberty Warrants and Liberty Advisory Fee Warrant will expire on February 10, 2027 or earlier upon redemption or liquidation.
PIPE Warrant

In 2022, pursuant to the relevant subscription agreement, the Company issued 5,816,770 shares of Class A common stock and a non-redeemable warrant (the “PIPE Warrant”) to purchase 2,500,000 shares of Class A common stock to a PIPE investor at an exercise price of $20.00 per share, for an aggregate purchase price of $58.2 million.

In 2022, the PIPE Warrant was initially recognized as a liability with a fair value of $1.3 million. The PIPE Warrant remains unexercised and was remeasured to fair value of $61 thousand as of September 30, 2026. The PIPE Warrant will expire on January 25, 2027, or earlier upon redemption or liquidation.

$8.63 Warrants
In connection with the Merger, we entered into that certain Assignment, Assumption and Amendment Agreement, dated January 25, 2022, by and among the Company, CF V and Continental Stock Transfer & Trust Company (the “PIPE Warrant Agreement”), which amended that certain Warrant Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company (the “Public Warrant Agreement”).

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
The $8.63 Warrants were initially recognized as a liability with a fair value of $4.9 million. On April 1, 2022, we determined pursuant to the Public Warrant Agreement, as modified and assumed by the PIPE Warrant Agreement, that the warrant price with respect to the warrants issued and outstanding was adjusted from $11.50 to $8.63 and the redemption price was adjusted from $18.00 to $13.50. There were 8,253,454 $8.63 Warrants outstanding, which had a fair value of $4.0 million as of September 30, 2026.
7. Earnout Liabilities

Sponsor Earnout
As of December 31, 2025	$554
Change in fair value of financial instruments	126
As of September 30, 2026	$680
Sponsor Earnout
Pursuant to that certain Sponsor Support Agreement, dated as of July 5, 2021, by and among us, the Sponsor and Nettar (the “Sponsor Support Agreement”), the Sponsor has agreed that during the period between the Closing and the five-year anniversary of the Closing, the Sponsor shall not sell, transfer or otherwise dispose of Class A common stock equal to 1,869,000 less 30% of the Forfeiture Escrow Shares (as defined in the Sponsor Support Agreement) retired and canceled (“Sponsor Earnout”). The Sponsor Earnout is subject to potential forfeiture to us for no consideration until the occurrence of each tranche’s respective earnout triggering event. The earnout triggering events related to achieving a closing price at or above $12.50, $15.00 and $20.00 per share, respectively, for any 10 trading days over a 20 trading day period were not satisfied during the nine months ended September 30, 2026. As a result, the Sponsor Earnout of 1,775,962 shares of Class A common stock were not vested and are subject to transfer restrictions and contingent forfeiture provisions.
8. Property and Equipment
Property and equipment, net consists of the following:

	Estimated Useful Life (in years)	September 30,	December 31,
		2026	2025
Satellites and other equipment	3-5	$26,798	$32,099
Satellites under construction	Not applicable	30,218	14,813
Leasehold improvements	5-10	4,077	3,249
Other property and equipment	3-10	4,715	4,229
Total property and equipment		65,808	54,390
Less: Accumulated depreciation		(27,041)	(29,740)
Property and equipment, net		$38,767	$24,650

Provisions for depreciation are based on estimated useful lives of the assets using the straight-line method.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Information related to our property and equipment and operating lease right of use assets by geography is as follows:

	September 30,	December 31,
	2026	2025
Uruguay	$44,562	$31,347
Argentina	347	317
Other countries	51	34
Total (1)	$44,960	$31,698
(1) The presentation in the table above is based on the geographic location of the entity that holds the assets.
9. Additional Financial Statement Information
Prepaid Expenses and Other Current Assets

	September 30,	December 31,
	2026	2025
Prepaid expenses and other current assets
Contract asset	$1,838	$—
Prepaid expenses	2,100	1,523
Advances to suppliers	85	113
Other current assets	1,116	1,063
Total	$5,139	$2,699
Accrued Expenses and Other Liabilities

	September 30,	December 31,
	2026	2025
Accrued expenses and other liabilities
Payroll and benefits payable	$2,668	$1,787
Other taxes payable	1,988	1,507
Deferred income tax liability	1,974	—
Other	766	687
Total	$7,396	$3,981

Total current	$3,217	$1,918
Total non-current	$4,179	$2,063

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Interest Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income, net
Interest expense (1)	$(152)	$(9)	$(155)	$(12)
Interest income	981	281	2,944	746
Total	$829	$272	$2,789	$734

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

The calculation of our effective tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total income (loss) before income tax	$28,562	$4,086	$(107,810)	$(34,472)
Income tax expense	$258	$119	$2,237	$794
Effective tax provision rate	0.9%	2.9%	(2.1%)	(2.3%)

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was primarily impacted by a variety of factors including the location in which income was earned, the recognition of a full valuation allowance in various jurisdictions, and interest and penalties related to uncertain tax positions.

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
11. Stock-based Compensation
A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)
Outstanding at December 31, 2025	1,318,479	$2.22	4.74
Granted	197,330
Exercised during the period	(215,085)
Expired during the period	(10,744)
Outstanding at September 30, 2026	1,289,980	$3.03	4.92
Exercisable at September 30, 2026	1,117,316	$2.53	4.78
A summary of restricted stock units (“RSU”) activity for the nine months ended September 30, 2026 is as follows:

	Number of RSUs	Weighted Average Grant-Date Value
Outstanding unvested RSUs at December 31, 2025	3,096,724	$2.66
Granted during the period	1,264,404	5.76
Forfeited during the period	(884,388)	2.39
Vested during the period (1)	(939,184)	2.97
Outstanding unvested RSUs at September 30, 2026	2,537,556	$4.18

(1) The issuance of Class A common stock was deferred, as elected by certain grantees, for 115,819 RSUs that vested during the nine months ended September 30, 2026.

The following table lists the weighted average assumptions used under the Black-Scholes model for stock options granted during the nine months ended September 30, 2026:

Nine Months Ended September 30, 2026
Weighted average fair value of options at the measurement date (grant date)	$5.13
Dividend yield (%)	—
Expected volatility (%)	110%
Expected term	5.3 years
Risk-free interest rate (%)	4.29%
Weighted average share price	$6.28

12. Net Income (Loss) Per Share
Diluted net income (loss) per share considers the impact of potentially dilutive securities. We identified financial instruments that qualify as potential common shares: (i) the share-based awards described in Note 11 (Stock-based Compensation), (ii) the warrants described in Note 6 (Warrant Liabilities), (iii) the earnout liabilities described in Note 7 (Earnout Liabilities), and (iv) the Secured Convertible Notes described in Note 15 (Secured Convertible Notes).

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Basic and diluted net income (loss) per share attributable to common stockholders is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss) available to holders of Common Stock	$28,304	$3,967	$(110,047)	$(35,266)
Effect of dilutive securities:
Change in fair value of Secured Convertible Notes	(2,736)	(7,099)	—	—
Dilutive numerator	$25,568	$(3,132)	$(110,047)	$(35,266)
Denominator
Basic weighted-average shares of Common Stock outstanding	154,733,319	105,984,243	149,347,566	101,982,971
Effect of dilutive securities:
Secured Convertible Notes	15,000,000	25,000,000	—	—
Dilutive warrants	7,707,670	—	—	—
Unvested restricted stock units	1,319,517	—	—	—
Stock options	515,830	—	—	—
Diluted weighted-average Common Stock outstanding	179,276,336	130,984,243	149,347,566	101,982,971
Net income (loss) per share for the period attributable to holders of Common Stock
Basic	$0.18	$0.04	$(0.74)	$(0.35)
Diluted	$0.14	$(0.02)	$(0.74)	$(0.35)
Additionally, the following securities outstanding at each period end were not included in the quarter-to-date or year-to-date computation of diluted shares outstanding because the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	33,253,455	49,184,815	49,184,814	49,184,815
Stock options	391,748	1,342,578	1,289,980	1,342,578
Unvested restricted stock units	—	3,285,477	2,537,556	3,285,477
Deferred issuance restricted stock units	—	795,900	—	795,900
Shares convertible from Secured Convertible Notes	—	—	15,000,000	25,000,000
Total	33,645,203	54,608,770	68,012,350	79,608,770

Contingently Issuable Shares

The 1,775,962 Sponsor Earnout shares were excluded from the computation of diluted earnings per share for all the periods reported because the applicable conditions had not been satisfied as of the end of the reporting periods. The number of shares, if any, that may ultimately be issued is dependent upon certain triggering events described in Note 7 (Earnout Liabilities).

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
13. Fair Value Measurements and Financial Instruments
The following tables provide the fair value measurement hierarchy of our assets and liabilities:

As of September 30, 2026	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
OS equity investment	$—	$14,336	$—
Liabilities
$8.63 Warrants liability	$3,978	$—	$—
PIPE Warrant liability	—	—	61
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	4,663
Total Warrant Liabilities	$3,978	$—	$4,724
Sponsor Earnout liability	$—	$—	$680
Secured Convertible Notes	$—	$—	$85,950

As of December 31, 2025	Fair value measurement using
Financial instruments	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
$8.63 Warrants liability	$2,105	$—	$—
PIPE Warrant liability	—	—	186
Liberty Warrants and Liberty Advisory Fee Warrant liability	—	—	3,527
Total Warrant Liabilities	$2,105	$—	$3,713
Sponsor Earnout Liability	$—	$—	$554
Secured Convertible Notes	$—	$—	$56,110
The following methods and assumptions were used to estimate the fair values at September 30, 2026:
•The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other liabilities are considered to approximate their fair values due to the short-term nature of these items.

•The volatility assumption is based on the historical volatility of the Company’s stock prices, implied volatility of the Company’s and guideline public companies’ stock prices and the risk-free rate-of-return assumption is based on market rates. An increase in volatility and / or the risk-free rate of return would result in higher values for the Company’s stock warrants.

•The fair values of the $8.63 Warrants were determined using the quoted prices in the active warrant market.
•The fair values of the PIPE Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.32 years
◦Volatility: 100%
◦Risk-free rate of return: 4.2%

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
•The fair values of the Liberty Warrants and Liberty Advisory Fee Warrant have been estimated using the Black-Scholes model. Significant unobservable inputs include:
◦Time to expiry: 0.36 years
◦Volatility: 100.0%
◦Risk-free rate of return: 4.2%
•The fair value of the Sponsor Earnout has been estimated using the Monte Carlo model. Significant unobservable inputs include:
◦Time to expiry: 0.32 years
◦Volatility: 100%
◦Risk-free rate of return: 4.2%

•The fair values of the Secured Convertible Notes are determined by using the “with” method. At each measurement date we valued the Secured Convertible Notes with the conversion option. The difference between the aggregate fair value of the Secured Convertible Notes and the unpaid principal balance was $68.0 million at September 30, 2026. Inputs used for the fair value measurement include:
◦Credit spread: 27.93% to 40.43%
◦Volatility: 70%
◦Risk-free rate of return: 4.8%

Changes in the fair value of Level 3 assets during the nine months ended September 30, 2025 were as follows:

OS warrants
At December 31, 2024	$322
Remeasurement gain/(loss)(1)	828
Foreign currency translation adjustment	$93
At September 30, 2025	$1,243

(1) Recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as Change in fair value of financial instruments for the nine months ended September 30, 2025.

The Company's Level 3 OS warrants expired on December 31, 2025. Accordingly, there was no fair value activity associated with these instruments during the nine months ended September 30, 2026.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Changes in the fair value of Level 3 liabilities during the nine months ended September 30, 2026 and 2025 were as follows:

	Liberty Warrants and Liberty Advisory Fee Warrant	PIPE Warrant	Sponsor Earnout	Secured Convertible Notes
At December 31, 2024	$8,012	$471	$1,501	$79,070
Interest payments	—	—	—	(3,312)
Remeasurement (gain)/loss(1)	(1,138)	(134)	(182)	13,212
At September 30, 2025	$6,874	$337	$1,319	88,970

At December 31, 2025	$3,527	$186	$554	$56,110
Interest payments	—	—	—	(2,535)
Partial conversion to Class A common stock	—	—	—	(78,450)	—
Remeasurement (gain)/loss(1)	1,136	(125)	126	110,825
At September 30, 2026	$4,663	$61	$680	$85,950
(1) Recognized in Change in fair value of financial instruments of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2026 and 2025, respectively.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2026 or 2025.

On January 1, 2026, the Company changed its method of accounting for the Company’s OS investment from the equity method of accounting to the fair value through net income method. Upon this change, the Company recorded an initial gain of $5.3 million. For the three and nine months ended September 30, 2026, the Company recorded subsequent net unrealized losses of $0.6 million and gains of $5.8 million, respectively. In total, the Company recorded a net gain of $11.1 million within Change in fair value of financial instruments in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2026.

14. Related Parties

See description of transactions with Cantor Fitzgerald & Co. (“CF&Co.”) and the Liberty Investment as part of the Merger Transaction described in Note 4 (Reverse Recapitalization) of our 2025 Annual Report.
The Company made payments totaling $0.4 million and $0.7 million to our equity investee, OS, during the nine months ended September 30, 2026 and September 30, 2025, respectively. There was $0.8 million and $0.4 million owed to OS and included in Accounts payable at September 30, 2026 and December 31, 2025, respectively.

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
15. Secured Convertible Notes

Secured Convertible Notes as of September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
	2026	2025
Secured Convertible Notes	$85,950	$56,110

On April 12, 2024, the Company, Nettar and Acquiom Agency Services LLC (the “Holder Representative”) entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”) with Tether Investments Limited, (the “Purchaser”), pursuant to which Nettar agreed to issue $30.0 million in aggregate principal amount of floating rate secured convertible promissory notes (the “Secured Convertible Notes”) to the Purchaser. The net proceeds from the issuance of the Secured Convertible Notes, after deducting transaction fees and other debt issuance costs, was approximately $27.6 million. The Secured Convertible Notes initially bear interest at a rate of SOFR plus 6.50% per annum (10.54% as of September 30, 2026), subject to an additional 4.0% per annum if certain events of default occur and are continuing (“Contingent Interest Feature”). The Secured Convertible Notes are guaranteed by the Company and each of the Company’s material subsidiaries (other than Nettar), and are secured by substantially all of the Company’s and its subsidiaries’ assets (including all of its intellectual property). Nettar may issue additional Secured Convertible Notes under the terms thereof, provided the aggregate principal outstanding amount does not exceed $50.0 million.

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
Fair Value Option

The Company chose to record the Secured Convertible Notes using the fair value option whereby the Secured Convertible Notes are valued as one instrument. If this election had not been made, the Company would have been required to bifurcate the Conversion Feature and the Contingent Interest Feature of the Secured Convertible Notes as separate derivatives. The Company elected the fair value option in order to account for the Secured Convertible Notes as one instrument to better reflect the way that the Company views the financial instrument. As a result of electing the fair value option, interest on the

SATELLOGIC INC.
Notes to Condensed Consolidated Financial Statements
(in thousands of U.S. dollars, except share and per share information, unless otherwise stated)
Secured Convertible Notes is included in the Change in fair value of financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and debt issuance costs were recorded as expense in the current period incurred rather than being deferred and recorded as expense over the life of the Secured Convertible Notes. The carrying value of the Secured Convertible Notes at September 30, 2026 and December 31, 2025 includes accrued interest of $79 thousand and $0.9 million, respectively.

Partial Secured Convertible Notes Conversions

The Purchaser converted $6.0 million of principal under the Secured Convertible Notes in April 2026 and an additional $6.0 million of principal in May 2026 into 5.0 million and 5.0 million shares of Class A common stock, respectively. The principal owed on the Secured Convertible Notes at September 30, 2026 and December 31, 2025, was $18.0 million and $30.0 million, respectively.
16. Commitments and Contingencies
Contingencies
The Company may be named from time to time as a party to lawsuits arising in the ordinary course of business related to its sales, marketing, and the provision of its services and equipment. Litigation and contingency accruals are based on our assessment, including advice of legal counsel, regarding the expected outcome of litigation or other dispute resolution proceedings. If we determine that an unfavorable outcome is probable and can be reasonably assessed, we establish the necessary accruals. As of September 30, 2026 and December 31, 2025, we are not aware of any contingent liabilities that should be reflected in the Condensed Consolidated Financial Statements.

Launch Services

The Company has purchased commitments for future satellite launch services to be performed by third parties subsequent to September 30, 2026. Future purchase commitments under noncancelable launch service contracts as of September 30, 2026 for the year ending December 31, 2026 consisted of approximately $1.4 million and total commitments are $5.2 million through 2028.

Off-Balance Sheet Letters of Credit

As of September 30, 2026, the Company had outstanding letters of credit totaling approximately $3.6 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of September 30, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.

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

Aleph Observer will also be a foundational platform as Merlin, the connected, global baseline detection layer of our PGI infrastructure, comes online. It scans the entire planet daily to provide real-time insights and connects into the rest of our constellation to immediately task high-resolution image collection for ultimate decision advantage. We launched the first Merlin satellite, Merlin.01 on October 1, 2026, and the satellite is stable and performing as expected. We expect the Merlin Constellation to become operational in the second half of 2027. We believe Merlin will transform continuous global collection into operational insight, expanding the monitoring model from targeted site coverage toward comprehensive global coverage.

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

Recent Developments

Persistent Earth Monitoring Contracts and Strategic Collaborations

In June 2026, the Company announced separate strategic collaborations with SynMax and SpaceKnow to develop and deliver AI-powered geospatial intelligence products for defense, intelligence, and commercial customers. These collaborations build on the Company’s PGI infrastructure, which utilizes its existing high-resolution satellites, on-satellite AI, and the forthcoming Merlin Constellation. The Merlin Constellation is designed to deliver comprehensive global coverage at one-meter resolution as the network expands, with the first satellite of the new constellation successfully launched in October 2026.

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

Appointment of President

On September 4, 2026, the Company announced that Vice Admiral (VADM) Frank D. Whitworth III, USN (Ret.) was appointed as the Company’s President.

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

In his role as President, VADM Whitworth will help lead Satellogic’s strategic engagement with global customers, the development of the Company’s product and technology roadmap, and the integration of high-frequency Earth Observation into modern intelligence architectures.

Financing Activities

On January 26, 2026, the Company decreased the amount of Class A common stock available under its then current at-the-market program to $0.00 (the “Prior ATM Program”). On March 30, 2026, the Company entered into a new Sales Agreement by and among CF&Co., Craig-Hallum Capital Group LLC, Northland Securities, Inc. and Roth Capital Partners, LLC, as sales agents (the “Sales Agreement”), under which the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $50.0 million from time to time (the “Current ATM Program” and, together with the Prior ATM Program, the “ATM Program”). No shares were sold under the Current ATM Program during the three or nine months ended September 30, 2026, and the full $50 million remains available under the Current ATM Program.

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

More specifically, we believe some of our key opportunities include the continued adoption of our high-resolution EO images, primarily with Defense and Intelligence (“D&I”) customers within the U.S. government and allied countries. Additionally, the increase in market adoption of next generation high resolution Space Systems (satellite) sales can also positively impact the future performance of our business. However, long and complex sales cycles, which typically accompany government and satellite program sales transactions, can impact our performance. Furthermore, as we are dependent on a small number of customers for a large portion of our revenue, the loss of one or more of our major customers could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we believe the Domestication provides greater visibility to investors and customers, particularly as we continue to pursue U.S. government D&I-related contracts, and our success in leveraging this structure change is a key factor in our future operating results. However, there can be no assurance that the Domestication will allow us to successfully obtain such contracts or resolve other risks related to competing for government contracts.
Key Components of Results of Operations
The following briefly describes the components of revenue and expenses as presented in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
We are an early-stage revenue company with limited commercial operations, and our activities to date have been conducted in South America, Asia Pacific, Europe, the Middle East and North Africa, and North America. Currently, we conduct business through one operating segment. The Condensed Consolidated Financial Statements as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC.
The Condensed Consolidated Financial Statements include our accounts and those of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Condensed Consolidated Financial Statements are presented in thousands of United States dollars (hereinafter “U.S. dollars” or “$”), unless stated otherwise.

Revenue
Revenue is currently derived from our Data & Analytics and Space Systems business lines. We sell our imagery to Data & Analytics customers as a single task and recognize revenue at a point-in-time classified as service revenue, while we enter into arrangements with CaaS customers that provide a stand-ready commitment and we provide subscription-based services and a persistent global intelligence capability via our Aleph Observer product line and recognize that service revenue over time. For our Space Systems business lines, we sell our satellites and related products directly to customers and typically recognize revenue at a point in time. Space Systems revenue is primarily product related; however, certain Space Systems’ contracts also include service-related performance obligations.
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

Results of Operations
Comparison of Results for the three months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025.

(in thousands of U.S. dollars)	Three Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue	$16,041	$3,633	$12,408	342%
Costs and expenses
Cost of revenue, exclusive of depreciation shown separately below	3,542	1,171	2,371	202%
Engineering	3,825	2,629	1,196	45%
Selling, general and administrative	9,851	6,413	3,438	54%
Depreciation	1,107	1,502	(395)	(26)%
Total costs and expenses	18,325	11,715	6,610	56%
Operating income (loss)	(2,284)	(8,082)	5,798	(72)%
Other income (expense), net
Interest income, net	829	272	557	205%
Change in fair value of financial instruments	29,999	11,882	18,117	152%
Other income (expense), net	18	14	4	29%
Total other income (expense), net	30,846	12,168	18,678	154%
Income before income tax	28,562	4,086	24,476	599%
Income tax (expense) benefit	(258)	(119)	(139)	117%
Net income	$28,304	$3,967	$24,337	613%
Revenue
During the three months ended September 30, 2026, revenue increased by $12.4 million, or 342% to $16.0 million from $3.6 million for the three months ended September 30, 2025. This growth was driven primarily by a $3.4 million increase in Data & Analytics revenue (service revenue), reflecting increased contract volumes and task orders from new and existing customers. Additionally, Space Systems product revenue increased by $8.4 million generated by the successful delivery of a satellite and Space Systems service revenue increased $0.6 million as we continued the ramp-up of our Space Systems line of business. Revenue for the three months ended September 30, 2026 included $6.6 million attributable to our Data & Analytics line of business and $9.5 million attributable to our Space Systems line of business compared to $3.2 million and $0.5 million, respectively, in the prior year.
Cost of revenue, exclusive of depreciation
Cost of revenue, exclusive of depreciation, increased $2.4 million, or 202%, to $3.5 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025. The increase was driven primarily by a $1.4 million increase in the cost of Space Systems revenue (primarily product revenue), which was directly attributable to the costs associated with the sale of satellites during the period. Furthermore, the cost of Data & Analytics revenue (service revenue) increased by $1.0 million, due primarily to higher cloud computing and ground station costs to support our growing service volume.

Engineering expenses

	Three Months Ended September 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	Change	% Change
Engineering
Salaries, wages, and other benefits	$2,457	$1,746	$711	41%
Stock-based compensation	309	233	76	33%
Professional fees	349	97	252	260%
Software expenses	173	162	11	7%
Office and administrative	148	114	34	30%
Travel and related expenses	197	93	104	112%
Other	192	184	8	4%
Total	$3,825	$2,629	$1,196	45%

Engineering expenses increased $1.2 million, or 45%, to $3.8 million for the three months ended September 30, 2026 from $2.6 million for the three months ended September 30, 2025. The increase was primarily to support the continued expansion of our PGI infrastructure, which includes the development of our Merlin constellation, the continued support of our NewSat constellation and the commercial ramp-up of our Space Systems business line. Cost drivers include a $0.8 million increase in personnel costs, reflecting the expansion of our technical workforce. Additionally, professional service fees for outsourced engineering increased by $0.3 million alongside higher clean room, operational travel, and office and administrative costs.
Selling, general and administrative expenses

	Three Months Ended September 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	$ Change	% Change
Selling, general and administrative
Professional fees	1,178	940	238	25%
Stock-based compensation	2,038	1,420	618	44%
Salaries, wages, and other benefits	3,772	2,034	1,738	85%
Insurance	238	265	(27)	(10)%
Software expenses	1,291	1,315	(24)	(2)%
Office and administrative	215	90	125	139%
Travel and related expenses	376	150	226	151%
Recruiting	378	7	371	5300%
Selling, marketing and public relations	60	22	38	173%
Other selling and administrative expenses	305	170	135	79%
Total	$9,851	$6,413	$3,438	54%

Selling, general and administrative expenses increased $3.4 million, or 54%, to $9.9 million during the three months ended September 30, 2026, from $6.4 million for the three months ended September 30, 2025. This increase reflects the continued expansion of our operations and was primarily driven by a $2.4 million increase in personnel costs. This workforce expansion was strategically focused on scaling our global go-to-market capabilities, as well as strengthening our corporate infrastructure workforce. Furthermore, we incurred higher operational travel, recruiting, marketing, and office and administrative expenses, which were required to support these heightened commercial and organizational activities.
Depreciation expense
Depreciation expense decreased by $0.4 million, or 26%, to $1.1 million for the three months ended September 30, 2026, as compared to $1.5 million for the three months ended September 30, 2025. The decrease was due primarily to a lower depreciable asset base as satellites reached the end of their estimated useful lives.

Interest income, net

Interest income, net increased $0.6 million, or 205% to $0.8 million for the three months ended September 30, 2026 as compared to $0.3 million for the three months ended September 30, 2025. The increase was due to increased cash and cash equivalents following the Company’s equity raises in the fourth quarter of 2025 and the first quarter of 2026.
Change in fair value of financial instruments
The positive change in fair value of financial instruments of $18.1 million was related to net gains on our financial instruments of $30.0 million for the three months ended September 30, 2026, compared to net gains of $11.9 million for the three months ended September 30, 2025. The change was primarily driven by larger gains on warrant and earnout liabilities (reflecting lower liability) whose exercise prices exceeded the market price of our common stock as they approached their first-quarter 2027 expiration dates.
Income tax expense
Income tax expense increased by $139 thousand, or 117%, to an expense of $258 thousand for the three months ended September 30, 2026, from $119 thousand for the three months ended September 30, 2025. The increase was largely driven by higher U.S. tax inclusions related to our foreign earnings.

Results of Operations
Comparison of Results for the nine months ended September 30, 2026 and 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025.

(in thousands of U.S. dollars)	Nine Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change
Revenue	$38,067	$11,460	$26,607	232%
Costs and expenses
Cost of revenue, exclusive of depreciation shown separately below	7,815	3,597	4,218	117%
Engineering	9,979	7,449	2,530	34%
Selling, general and administrative	25,008	18,259	6,749	37%
Depreciation	3,644	6,037	(2,393)	(40)%
Total costs and expenses	46,446	35,342	11,104	31%
Operating income (loss)	(8,379)	(23,882)	15,503	(65)%
Other (expense) income, net
Interest income, net	2,789	734	2,055	280%
Change in fair value of financial instruments	(102,691)	(10,791)	(91,900)	852%
Other (expense) income, net	471	(533)	1,004	(188)%
Total other (expense) income, net	(99,431)	(10,590)	(88,841)	839%
Loss before income tax	(107,810)	(34,472)	(73,338)	213%
Income tax expense	(2,237)	(794)	(1,443)	182%
Net loss	$(110,047)	$(35,266)	$(74,781)	212%

Revenue
During the nine months ended September 30, 2026, revenue increased $26.6 million, or 232% to $38.1 million from $11.5 million for the nine months ended September 30, 2025. This growth was driven primarily by an $8.1 million increase in Data & Analytics revenue (service revenue), reflecting increased contract volumes and task orders from new and existing customers. Additionally, Space Systems product revenue increased by $17.5 million generated by the successful delivery of satellites and Space Systems service revenue increased $1.0 million as we continued ramp-up of our Space Systems line of business. Revenue for the nine months ended September 30, 2026 included $18.3 million attributable to our

Data & Analytics line of business and $19.8 million attributable to our Space Systems line of business, compared to $10.1 million and $1.3 million, respectively, in the prior year.
Cost of revenue, exclusive of depreciation
Cost of revenue, exclusive of depreciation, increased $4.2 million, or 117%, to $7.8 million for the nine months ended September 30, 2026 from $3.6 million for the nine months ended September 30, 2025. The increase was driven primarily by a $2.6 million increase in the cost of Space Systems revenue (primarily product revenue), which was directly attributable to the costs associated with the sale of satellites during the period. Furthermore, the cost of Data & Analytics revenue (service revenue) increased by $1.6 million, due to higher cloud computing and ground station costs to support our growing service volume.
Engineering expenses

	Nine Months Ended September 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	Change	% Change
Engineering
Salaries, wages, and other benefits	$6,290	$5,270	$1,020	19%
Stock-based compensation	615	364	251	69%
Professional fees	811	287	524	183%
Software expenses	514	514	—	—%
Office and administrative expenses	500	346	154	45%
Travel and related expenses	410	173	237	137%
Other	839	495	344	69%
Total	$9,979	$7,449	$2,530	34%

Engineering expenses increased $2.5 million, or 34%, to $10.0 million for the nine months ended September 30, 2026 from $7.4 million for the nine months ended September 30, 2025. The increase was primarily to support the continued expansion of our PGI infrastructure, which includes the development of our Merlin constellation, the continued support of our NewSat constellation and the commercial ramp-up of our Space Systems business line. Cost drivers include a $1.3 million increase in personnel costs, reflecting the expansion of our technical workforce. Additionally, professional service fees for outsourced engineering increased by $0.5 million alongside higher clean room, operational travel, and office and administrative costs.
Selling, general and administrative expenses

	Nine Months Ended September 30,		2026 vs 2025
(in thousands of U.S. dollars)	2026	2025	$ Change	% Change
Selling, general and administrative
Professional fees	$3,497	$3,621	$(124)	(3)%
Stock-based compensation	3,900	2,460	1,440	59%
Salaries, wages, and other benefits	9,624	6,126	3,498	57%
Insurance	718	849	(131)	(15)%
Software expenses	3,823	3,865	(42)	(1)%
Office and administrative expenses	400	266	134	50%
Travel and related expenses	994	486	508	105%
Recruiting	556	183	373	204%
Selling, marketing and public relations	425	44	381	866%
Other	1,071	359	712	198%
Total	$25,008	$18,259	$6,749	37%

Selling, general and administrative expenses increased $6.7 million, or 37%, to $25.0 million during the nine months ended September 30, 2026, from $18.3 million for the nine months ended September 30, 2025. This increase reflects the continued expansion of our operations and was primarily driven by a $4.9 million increase in personnel costs. This workforce expansion was strategically focused on scaling our global go-to-market capabilities, as well as strengthening our corporate infrastructure workforce. Furthermore, we incurred higher operational travel, recruiting, marketing, and office and administrative expenses, which were required to support these heightened commercial and organizational activities.
Depreciation expense
Depreciation expense decreased by $2.4 million, or 40%, to $3.6 million for the nine months ended September 30, 2026, as compared to $6.0 million for the nine months ended September 30, 2025. The decrease was due primarily to a lower depreciable asset base as satellites reached the end of their estimated useful lives.

Interest income, net
Interest income, net increased by $2.1 million or 280% to $2.8 million for the nine months ended September 30, 2026 as compared to $0.7 million for the nine months ended September 30, 2025. The increase was due to increased cash and cash equivalents following the Company’s equity raises in the fourth quarter of 2025 and the first quarter of 2026.
Change in fair value of financial instruments
The negative change in fair value of financial instruments of $91.9 million was related to net losses on our financial instruments of $102.7 million for the nine months ended September 30, 2026, compared to net losses of $10.8 million for the nine months ended September 30, 2025. The change was primarily driven by the remeasurement of the fair value of the Secured Convertible Notes, warrant and earnout liabilities, which were impacted by the increases in our Class A common stock trading price during the nine months ended September 30, 2026, compared to a smaller increase in our stock price in the same period in 2025. Additionally, $12 million of the outstanding principal of our Secured Convertible Notes was converted into 10 million shares of our common stock during the nine months ended September 30, 2026, resulting in losses from the remeasurement immediately prior to each conversion. The negative change was partially offset by the fair value appreciation of the Company’s equity investment in Officina Stellare.
Other (expense) income, net
Other (expense) income, net increased $1.0 million, or 188%, to $0.5 million of income for the nine months ended September 30, 2026, compared to $0.5 million of expense for the nine months ended September 30, 2025. The increase was driven primarily by foreign currency exchange net gains for the nine months ended September 30, 2026 compared to foreign currency exchange net losses for the nine months ended September 30, 2025.
Income tax expense
Income tax expense increased by $1.4 million, or 182%, to $2.2 million for the nine months ended September 30, 2026, from $0.8 million for the nine months ended September 30, 2025. The increase was driven primarily by greater international tax expense related to unrealized gains on our equity investments in the first nine months of 2026.
Non-GAAP Financial Measures
To supplement our Condensed Consolidated Financial Statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP measures: EBITDA; Adjusted EBITDA; Adjusted Net Cash Used in Operating Activities; and Non-GAAP Free Cash Flow. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP.
We define Non-GAAP EBITDA as net income (loss) excluding interest income, net, income taxes, depreciation and amortization. Interest income, net is interest income less interest expense. We did not incur amortization expense during the three and nine months ended September 30, 2026 and 2025.
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
We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe these measures provide analysts, investors and management with helpful information regarding the underlying operating performance of our business, as they provide meaningful supplemental information regarding our performance and liquidity by removing the impact of items that we believe are not reflective of our underlying operating performance. The non-GAAP measures are used by us to evaluate our core operating performance and liquidity on a comparable basis and to make strategic decisions. The non-GAAP measures also facilitate company-to-company operating performance comparisons by backing out potential differences caused by variations such as capital structures, taxation, depreciation, capital expenditures and other non-cash items (i.e., embedded derivatives, debt extinguishment and stock-based compensation) which may vary for different companies for reasons unrelated to operating performance. However, different companies may define these terms differently and accordingly comparisons might not be accurate. There are a number of limitations related to the use of non-GAAP financial measures. We compensate for these limitations by providing specific information regarding the U.S. GAAP amounts excluded from these non-GAAP financial measures, and evaluating these non-GAAP financial measures together with their relevant financial measures in accordance with U.S. GAAP. Non-GAAP measures such as EBITDA, Adjusted EBITDA, Adjusted Net Cash Used in Operating Activities, and Free Cash Flow are not intended to be a substitute for any U.S. GAAP financial measure.
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
The following presents our non-GAAP financial measures, along with the most comparable GAAP metric:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net income (loss) available to stockholders	$28,304	$3,967	$(110,047)	$(35,266)
EBITDA (non-GAAP)	28,840	5,316	(106,955)	(29,169)
Adjusted EBITDA (non-GAAP)	1,170	(4,927)	(220)	(15,021)
Net cash used in operating activities	(10,359)	(8,371)	(18,831)	(17,435)
Adjusted net cash used in operating activities	(5,519)	(8,371)	(5,656)	(17,435)
Free Cash Flow (non-GAAP)	(11,733)	(9,709)	(23,055)	(21,462)

Non-GAAP Financial Measure Reconciliations
The following table presents a reconciliation of Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA to our net loss for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net income (loss) available to stockholders	$28,304	$3,967	$(110,047)	$(35,266)
Interest income, net	(829)	(272)	(2,789)	(734)
Income tax (benefit) expense	258	119	2,237	794
Depreciation	1,107	1,502	3,644	6,037
Non-GAAP EBITDA	$28,840	$5,316	$(106,955)	$(29,169)
Change in fair value of financial instruments	(29,999)	(11,882)	102,691	10,791
Other expense (income), net (1)	(18)	(14)	(471)	533
Stock-based compensation	2,347	1,653	4,515	2,824
Non-GAAP Adjusted EBITDA	$1,170	$(4,927)	$(220)	$(15,021)
(1) Other expense (income), net includes foreign exchange gain or loss and other non-operating income and expenses not considered indicative of our ongoing operational performance.
The following table presents a reconciliation of Non-GAAP Free Cash Flow and Adjusted Net Cash Used in Operating Activities to cash flows used in operating activities for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025	2026	2025
Net cash used in operating activities	$(10,359)	$(8,371)	$(18,831)	$(17,435)
Proceeds from sale of in-orbit satellites	4,840	—	13,175	—
Adjusted net cash used in operating activities	(5,519)	(8,371)	(5,656)	(17,435)
Purchases of property and equipment	(6,214)	(1,338)	(17,399)	(4,027)
Non-GAAP Free Cash Flow	$(11,733)	$(9,709)	$(23,055)	$(21,462)

Liquidity and Capital Resources
We have devoted substantial effort and capital resources to the development of our satellite constellation and image technology. As of September 30, 2026, we had an accumulated deficit of $514.9 million, and for the nine months ended September 30, 2026 net cash used in operating activities was $18.8 million.

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
The Secured Convertible Notes contain certain restrictive covenants, including restrictions on (i) incurring indebtedness, subject to certain exceptions (including the ability to issue additional Secured Convertible Notes; provided the aggregate principal outstanding amount does not exceed $50.0 million), (ii) creating certain liens, subject to certain exceptions, (iii) the payment of dividends or other restricted payments, (iv) the sale, transfer or otherwise conveyance of certain assets, subject to asset sale pre-payment described above, and (v) affiliate transactions. As of September 30, 2026 we are in compliance with all such covenants.
In connection with the offering of the Secured Convertible Notes, the Company also entered into a registration rights agreement with the Purchaser, pursuant to which the Company agreed to register for resale the Class A common stock issuable upon conversion of the Secured Convertible Notes.
The Purchaser converted $6.0 million of principal under the Secured Convertible Notes in April 2026 and an additional $6.0 million of principal in May 2026 into 5.0 million and 5.0 million shares of Class A common stock, respectively. The principal owed on the Secured Convertible Notes at September 30, 2026, was $18.0 million.
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

On March 30, 2026, the Company entered into the Sales Agreement pursuant to which the Company may offer and sell, from time to time, through the sales agents, shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering amount of up to $50.0 million. We expect to use any net proceeds from the ATM Program for general corporate purposes. No shares have been issued under the ATM as of September 30, 2026 and we have the full $50.0 million amount remaining under the Current ATM Program.

As of September 30, 2026, the Company had outstanding letters of credit totaling approximately $3.6 million issued to various beneficiaries to guarantee performance/contractual obligations. These letters of credit are primarily denominated in euros and U.S. dollars. As of September 30, 2026, no amounts have been drawn against these letters of credit, and the Company believes the likelihood of a material draw is remote.
Our cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. As of September 30, 2026, we had $106.5 million in cash and cash equivalents on hand and total Secured Convertible Note principal and accrued interest outstanding of $18.1 million. We believe our existing cash will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Cash Flows Summary
The following table summarizes our cash flow information for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
(in thousands of U.S. dollars)	2026	2025
Net cash flows:
Net cash flows used in operating activities	$(18,831)	$(17,435)
Net cash flows used in investing activities	(4,224)	(4,027)
Net cash flows provided by financing activities	31,200	26,982
Net change in cash, cash equivalents and restricted cash	$8,145	$5,520
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
Cash flows used in operating activities are as follows:

(in thousands of U.S. dollars)	Nine Months Ended September 30,
	2026	2025
Net loss	$(110,047)	$(35,266)
Adjustments for the impact of non-cash items (1)	98,631	17,600
Net loss adjusted for the impact of non-cash items	(11,416)	(17,666)
Changes in assets and liabilities
Accounts receivable(2)	(4,154)	(20)
Inventories (3)	2,027	—
Prepaid expenses and other current assets(4)	(2,453)	2,008
Accounts payable(5)	1,312	(1,475)
Other(6)	(4,147)	(282)
Net cash used in operating activities	$(18,831)	$(17,435)
(1)Includes items such as depreciation, changes in the fair value of financial instruments, deferred income tax, stock-based compensation expense, release of estimated credit losses on accounts receivable, changes in foreign currency and others.
(2) The change is primarily due to timing of payments and billings on new revenue contracts.
(3) The change is due to the inventory classification of satellites sold during 2026.

(4) The change is primarily due to the $1.8 million increase in contract assets in 2026 and the expiration of our OS warrants.
(5) The change is primarily due to the timing of payments.
(6) The change is primarily due to a decrease in contract liabilities for delivery of satellites sold during 2026.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities to date have been primarily comprised of purchases of satellite components and other property and equipment. Investing activities have increased substantially as we ramped up satellite production activity and factory development in connection with expanding our production capacity.
Net cash used in investing activities of $4.2 million for the nine months ended September 30, 2026, increased compared to $4.0 million for the nine months ended September 30, 2025. The Company has increased its purchases of property and equipment to $17.4 million to support our build and launch of satellites and to develop our Merlin constellation, partially offset by $13.2 million in proceeds from sales of in-orbit satellites, which were originally intended for our internal constellation and thus were recorded as capital expenditures rather than inventory, precluding us from reflecting these sales in operating activities.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $31.2 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $27.0 million for the nine months ended September 30, 2025, which resulted primarily from greater proceeds from stock issuances under the Registered Direct Offering in the first nine months of 2026 compared to the proceeds from the prior ATM Program and prior year registered direct offering, partially offset by lower proceeds from exercise of stock options and higher payments for withholding taxes related to the net share settlement associated with higher equity awards in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Debt
Refer to Note 15 (Secured Convertible Notes) to the Condensed Consolidated Financial Statements for a discussion of our debt at September 30, 2026 and December 31, 2025.
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

Refer to Note 2 Summary of Significant Accounting Policies for updates to our critical accounting policies and estimates during the nine months ended September 30, 2026, specifically regarding our revenue recognition policy for satellite sales and the transition to the fair value method of accounting for our equity investment in Officina Stellare. Aside from these updates, the application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer (CEO) and interim chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this Report, our CEO and CFO carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there have been no changes made to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 10, 2026, a Rule 10b5-1 trading arrangement previously adopted by Emiliano Kargieman, the Company’s Chief Executive Officer, expired in accordance with its terms. The arrangement, which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provided for the sale of up to 2,000,000 shares of the Company’s Class A common stock, had been suspended on October 16, 2025.

Except as set forth above, during the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 * +	Letter Agreement, effective as of September 7, 2026, by and between Satellogic and Frank D. Whitworth III.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 10, 2026

SATELLOGIC INC.

By:	/s/ Dustin Y. Greer
Name:	Dustin Y. Greer
Title:	Interim Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)